Form 10-Q
period 1995-09-30
FIRST UNITED BANCORPORATION /SC/
filed 1995-11-01
CIK 820379

                                 FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                     For Quarter Ended September 30, 1995

                        Commission File Number 0-17565


                          FIRST UNITED BANCORPORATION
            (Exact name of registrant as specified in its charter)


         South Carolina                                            57-0850174
(State or other jurisdiction                                  (I. R. S. Employer
of incorporation)                                            Identification No.)



                             304 North Main Street
                        Anderson, South Carolina 29621
                        (Address of principal executive
                         offices, including zip code)

                                (803) 224-1112
             (Registrant's telephone number, including area code)


              --------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

                             YES  [X]   NO  [ ]

The number of shares outstanding of each of registrant's classes of common stock as of September 30, 1995:

               2,314,229 shares of common stock, $1.67 Par Value

                               TABLE OF CONTENTS



                                                                            PAGE

PART I ITEM 1  FINANCIAL INFORMATION

      Consolidated Balance Sheets
            September 30, 1995 and December 31, 1994
            (unaudited)                                                       3

      Consolidated Statements of Income
            Three months ended September 30, 1995 and
            1994 (unaudited)                                                  4

      Consolidated Statements of Income
            Nine months ended September 30, 1995 and
            1994 (unaudited)                                                  5

      Consolidated Statement of Changes in
      Shareholders' Equity
            Year ended December 31, 1994 and nine months
            ended September 30, 1994 (unaudited)                              6


      Consolidated Statement of Cash Flows
            Nine months ended September 30, 1995 and
            1994 (unaudited)                                                  7

      Notes to Consolidated Financial Statements
            (unaudited)                                                       8

PART I ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION                                 10


PART II  OTHER INFORMATION                                                    25


SIGNATURES                                                                    26


INDEX TO EXHIBITS                                                             27

                          FIRST UNITED BANCORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                September 30,     December 31,
                                                     1995             1994
                                                 ------------     ------------
                                                         (In thousands)

ASSETS:
  Cash and due from banks                             $6,367            $4,586
  Federal funds sold                                   1,580             4,580
  Investment securities:
    Held to maturity (Market value of $10,482         10,292             9,954
      and $9,824)
    Available for sale (Cost of $18,797               18,646            21,360
      and $22,377)

  Total loans                                        141,340           119,840
  Less: Allowance for loan losses                    (2,140)           (1,944)
                                                    --------          --------
                 Net loans                           139,200           117,896

  Premises, furniture and equipment (net)              5,055             3,672
  Other real estate owned                                 74                74
  Other assets                                         3,083             3,081
                                                    --------          --------
      TOTAL ASSETS                                  $184,297          $165,203
                                                    ========          ========

LIABILITIES:
  Demand deposits                                    $20,449           $20,434
  NOW accounts                                        23,950            22,431
  Savings and money market deposits                   23,971            24,296
  Time deposits, $100,000 and over                    21,822            16,645
  Other time deposits                                 61,717            53,860
                                                    --------          --------
      TOTAL DEPOSITS                                 151,909           137,666
                                                    --------          --------

  Securities sold under repurchase agreements          3,719             3,298
  Federal Home Loan Bank Borrowings                    2,910               950
  Other borrowed funds                                 7,970             7,850
  Obligation under capital lease                           5               173
  Other liabilities                                    1,955             1,675
                                                    --------          --------
      TOTAL LIABILITIES                              168,468           151,612

SHAREHOLDERS' EQUITY:
  Common stock ($1.67 par value, 15,000,000            3,674             3,471
    shares authorized; 2,314,229 and 2,296,056
    shares issued and outstanding, respectively)
  Paid-in capital                                      9,567             8,309
  Retained earnings                                    2,683             2,452
  Unrealized gain (loss) on securities available
    for sale, net of income taxes                        (95)             (641)
                                                    --------          --------
TOTAL SHAREHOLDERS' EQUITY                            15,829            13,591
                                                    --------          --------
TOTAL LIABILITIES AND  SHAREHOLDERS'
EQUITY                                              $184,297          $165,203
                                                    ========          ========

               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          FIRST UNITED BANCORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                  THREE MONTHS ENDED
                                           September 30,      September 30,
                                                1995              1994
                                            ------------      -------------
                                         (In thousands except per share data)
INTEREST INCOME:
  Loans                                           $4,534            $3,504
  Federal funds sold                                  36                65
  Taxable investment securities                      375               384
  Non-taxable investment securities                   65                61
                                                  ------            ------
  Total interest income                            5,010             4,014
                                                  ------            ------
INTEREST EXPENSE:
  Interest on deposits                             1,578             1,034
  Interest on securities sold under repurchase        40                38
    agreements
  Interest on other borrowed funds                   254               155
                                                  ------            ------
  Total interest expense                           1,872             1,227
                                                  ------            ------

  Net interest income                              3,138             2,787
  Provision for loan losses                          209                79
                                                  ------            ------
  Net interest income after provision              2,929             2,708
    for loan losses
                                                  ------            ------
OTHER INCOME:
  Service fees                                       195               186
  Other income                                       325               234
                                                  ------            ------
  Total other income                                 520               420
                                                  ------            ------
OTHER EXPENSES:
  Salaries, wages and benefits                     1,490             1,276
  Occupancy expenses                                 159               149
  Furniture and equipment expenses                   138               181
  Other operating expenses                           728               687
                                                  ------            ------
  Total other expenses                             2,515             2,293
                                                  ------            ------
Income before income taxes                           934               835
Provision for income taxes                           317               289
                                                  ------            ------

NET INCOME                                          $617              $546
                                                  ======            ======

PER SHARE DATA:
  Primary                                          $0.25             $0.23
  Fully diluted                                    $0.25             $0.23

AVERAGE COMMON SHARES OUTSTANDING:
  Primary                                          2,441             2,368
  Fully diluted                                    2,449             2,368
  Cash dividends per share                         $0.03             $0.00

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                    Page 4

                         FIRST UNITED BANCORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                                 NINE MONTHS ENDED
                                          September 30,    September 30,
                                               1995             1994
                                           ------------      ------------
                                         (In thousands except Per Share Data)
INTEREST INCOME:
  Loans                                         $12,734            $9,723
  Federal funds sold                                144               162
  Taxable investment securities                   1,169             1,163
  Non-taxable investment securities                 194               180
                                                -------            ------
  Total interest income                          14,241            11,228
                                                -------            ------
INTEREST EXPENSE:
  Interest on deposits                            4,194             2,972
  Interest on securities sold under                 128                86
    repurchase agreements
  Interest on other borrowed funds                  724               389
                                                -------            ------
  Total interest expense                          5,046             3,447
                                                -------            ------
  Net interest income                             9,195             7,781
  Provision for loan losses                         420               208
                                                -------            ------
  Net interest income after provision             8,775             7,573
    for loan losses
                                                -------            ------
OTHER INCOME:
  Service fees                                      580               547
  Other income                                      747               760
                                                -------            ------
  Total other income                              1,327             1,307
                                                -------            ------
OTHER EXPENSES:
  Salaries, wages and benefits                    4,253             3,735
  Occupancy expenses                                475               424
  Furniture and equipment expenses                  459               530
  Other operating expenses                        2,157             1,899
                                                -------            ------
  Total other expenses                            7,344             6,588
                                                -------            ------

Income before income taxes                        2,758             2,292
Provision for income taxes                          961               774
                                                -------            ------
NET INCOME                                       $1,797            $1,518
                                                =======            ======
PER SHARE DATA:
  Primary                                         $0.74             $0.66
  Fully diluted                                   $0.74             $0.66

AVERAGE COMMON SHARES OUTSTANDING:
  Primary                                         2,423             2,308
  Fully diluted                                   2,436             2,308
  Cash dividends per share                        $0.09             $0.00

              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         FIRST UNITED BANCORPORATION
                 STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
          FOR YEAR ENDED DECEMBER 31, 1994 AND THE NINE MONTHS ENDED
                              SEPTEMBER 30, 1995
                                 (Unaudited)
                                (In thousands)

                      NUMBER OF    COMMON  PAID-IN   RETAINED  UNREALIZED       SHARE-
                       SHARES      STOCK   CAPITAL   EARNINGS   NET GAIN       HOLDERS'
                     OUTSTANDING                                (LOSS) ON       EQUITY
                                                               SECURITIES
                                                                AVAILABLE
                                                                FOR SALE
                     -----------   ------  -------   --------  ----------    ------------

Balance at December
31, 1993                   1,879   $3,131   $7,279     $1,712        $164         $12,286

Issuance of 187,447
shares of common stock
relating to 10% stock
dividend                     187     313      958    (1,274)            -              (3)

Cash in lieu  of
fractional shares on 3
for 2 stock split              -       -        -        (2)            -              (2)

Cash dividends declared        -       -        -       (62)            -             (62)

Employee stock options
exercised                     17      27       72          -            -              99

Net income                     -       -        -      2,078            -           2,078

Change in unrealized
net loss on
securities available
for sale                       -       -        -          -         (805)           (805)
                           -----  ------   ------     ------         ----         -------

Balance at December
31, 1994                   2,083   3,471    8,309      2,452         (641)         13,591

Issuance of 104,155
shares of common stock
relating to 5% stock
dividend                     104     174    1,194     (1,371)           -              (3)

Issuance of 110,201
shares of common stock
relating to 5% stock
dividend                     110     184    1,497    (1,681)            -               0

Cash dividends declared        -       -        -      (195)            -            (195)

Employee stock options
exercised                     17      29       64          -            -              93

Net income                     -       -        -      1,797            -           1,797

Change in unrealized
net loss on securities
available for sale             -       -        -          -          546             546
                           -----  ------   ------     ------         ----         -------

Balance at September
30, 1995                   2,314  $3,858  $11,064     $1,002         $(95)        $15,829
                           =====  ======  =======     ======         ====         =======

               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          FIRST UNITED BANCORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                           NINE MONTHS ENDED
                                                    September 30,    September 30,
                                                        1995              1994
                                                    ------------      ------------
                                                            (In thousands)
Cash flows from operating activities :

  Net income                                              $1,797            $1,518
  Adjustments needed to reconcile net income to
   net cash used by operating activities :
    Provision for loan losses                                420               208
    Depreciation and amortization                            475               515
    Increase in other assets                                (413)             (285)
    Increase in other liabilities                            280               195
                                                          ------            ------
     Net cash provided by operating activities             2,559             2,151
                                                          ------            ------

Cash flows from investing activities :
  Net (increase) decrease in federal funds sold            3,000            (3,105)
  Purchases of investment securities                      (2,632)           (6,009)
  Proceeds from sale of investment securities
    available for sale                                       896                 -
  Proceeds from maturities of investment securities        4,978             7,019
  Net increase in loans                                  (21,724)          (11,292)
  Additions to premises and equipment                     (1,909)             (366)
  Sale of premises and equipment                             142                21
  Proceeds from issuance of common stock                      93                42
  Cash dividends                                            (198)               (3)
                                                          ------            ------
     Net cash used by investing activities               (17,354)          (13,693)
                                                          ------            ------

Cash flows from financing activities :
  Net increase in deposits                                14,243             9,871
  Proceeds from other borrowed funds                      28,905             5,190
  Principal repayment of other borrowed funds            (26,993)           (4,102)
  Net increase in securities sold under
    repurchase agreements                                    421             1,130
                                                          ------            ------
     Net cash provided by financing activities            16,576            12,089
                                                          ------            ------
Net increase in cash and cash equivalents                  1,781               547

Cash and cash equivalents, beginning of period             4,586             6,131
                                                          ------            ------
Cash and cash equivalents, end of period                  $6,367            $6,678
                                                          ======            ======

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 FIRST UNITED BANCORPORATION AND SUBSIDIARIES

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


(1)   BASIS OF PRESENTATION

      The interim consolidated financial statements include the accounts of First United Bancorporation (the "Company") and its wholly owned subsidiaries, Anderson National Bank, Spartanburg National Bank and Quick Credit Corporation.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      A summary of the Company's significant accounting policies is included in the 1994 Annual Report to Shareholders.

(3)   COMMON STOCK, EARNINGS PER SHARE, STOCK SPLIT AND STOCK
      DIVIDENDS

      On October 15, 1994, the Company declared a three for two stock split to shareholders of record on November 8, 1994. All earnings per share, outstanding shares and weighted average outstanding equivalent shares have been restated retroactively for all periods presented to reflect the effects of the stock split as if it occurred prior to the earliest period presented.

      During the period ended September 30, 1995 the Company issued 17,282 shares of its common stock at an average price of $5.38 per share in connection with the exercise of stock options under its employee stock option plans.

      The Board of Directors of First United Bancorporation issued a five percent common stock dividend on June 15, 1995 to common stockholders of record as of June 1, 1995. This dividend resulted in the issuance of 104,155 shares of the Company's $1.67 par value common stock. Per share data for all periods have been restated to reflect this dividend as if it occurred prior to the earliest period presented.

      On October 24, 1995, the Board of Directors of the Company declared a five percent common stock dividend payable on December 1, 1995 to shareholders of record as of November 15, 1995. All earnings per share, outstanding shares and weighted average outstanding equivalent shares have been restated retroactively for all periods presented to reflect the effects of the stock dividend as if it occurred prior to the earliest period presented.

      The Company calculates its earnings per share by dividing net earnings for the periods presented by the weighted average equivalent shares outstanding using the treasury stock method. Common stock equivalents include options issued under the Company's Employee Stock Option Plans. These options were dilutive for the quarter and year-to-date periods ended September 30, 1995 and were included in computing weighted average equivalent shares outstanding. For the 1994 periods presented, such options were not dilutive.


(4)  MANAGEMENT'S OPINION

      In the opinion of management, the accompanying interim consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of the Company and its subsidiaries at September 30, 1995, the results of their operations for the quarters and year-to-date periods ended September 30, 1995 and 1994, and the statements of their cash flows for the nine-month periods ended September 30, 1995 and 1994.

                                    PART I
                                    ITEM 2


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Year-to-date period ended September 30, 1995 vs. Year-to-date period ended September 30, 1994

Earnings Review

     The Company's consolidated operations during the nine-month ended September 30, 1995 resulted in net income of $1,797,000, an 18.4% increase over the $1,518,000 in net income recorded for the comparable 1994 nine-month period. The increase in consolidated earnings for the 1995 period is attributable to a $1,414,000, or 18.2%, increase in the Company's consolidated net interest income resulting largely from an increase in consolidated loan interest income of $3,011,000, or 31.0%, at the Company's three subsidiaries. For the year-to-date period ended September 30, 1995, the Company recorded and absorbed expenses, net of income tax benefits, associated with the formation of a proposed new bank subsidiary, The Community Bank of Greenville, N.A., Greenville, South Carolina, totaling $80,000. Company management expects to incur and absorb additional formation expenses for the proposed new bank during the remainder of 1995. Management does not expect these expenses to significantly impact earnings for the remainder of 1995.

     Anderson National Bank recorded net earnings of $722,000 for the period ended September 30, 1995, a $121,000, or 20.1%, increase over the $601,000 recorded for the 1994 nine-month period. The increase in earnings for this subsidiary resulted primarily from an increase in this subsidiary's net interest income of $260,000, or 9.3%, which was attributable to a $996,000, or 30.0%, increase in interest income on loans. The significant increase in loan interest income for this subsidiary is attributable to an increase in the volume of outstanding loans coupled with an increase in loan yields for the 1995 period.

     Spartanburg National Bank recorded net earnings of $632,000 for the 1995 period, a $108,000, or 20.6%, increase over the $524,000 recorded for the 1994 period. The increase in earnings for this subsidiary resulted from an increase in net interest income of $444,000, or 18.8%, which is attributable to an increase in loan interest income of $1,106,000, or 32.4%. The increase in revenues derived from Spartanburg National Bank's loan portfolio, like that of Anderson National Bank's, resulted from an increase in the volume of outstanding loans for the 1995 period coupled with an increase in loan yields.

     The Company's consumer finance subsidiary, Quick Credit Corporation, recorded net earnings of $539,000 for the nine-month period ended September 30, 1995, a $112,000, or 26.2%, increase over the $427,000 recorded for the 1994 comparable period. The increase in earnings for this subsidiary, like that of the Company's banking subsidiaries, resulted primarily from an increase in net interest income of $691,000, or 26.3%. The increase in this subsidiary's net interest income is attributable to a $926,000, or 30.9%, increase in interest and fees on loans as a result of an increase in the volume of outstanding loans for the 1995 period when compared to the 1994 period. This subsidiary also experienced an increase in other income of $29,000, or 13.4%, primarily as a result of an increase in commissions received from the sale of credit life and accident and health insurance coverage, resulting from insurance sales associated with the larger volume of outstanding loans for the 1995 period.

Interest Income, Interest Expense and Net Interest Income

     Net interest income, the major component of the Company's income, is the amount by which interest and fees on interest-earning assets exceeds the interest paid on interest-bearing deposits and other interest-bearing funds. The Company's net interest income increased 18.2% to $9,195,000 for the period ended September 30, 1995 compared to $7,781,000 for the period ended September 30, 1994. The increase is attributable to an increase in interest income on loans resulting from an increase in the volume of outstanding loans for the 1995 period coupled with an increase in loan yields on the Company's banking subsidiaries' loan portfolios resulting from increases in the prime lending rate during 1994 and 1995.

     The Company's total interest income increased $3,013,000, or 26.8%, to $14,241,000 for the 1995 period compared to $11,228,000 for the 1994 period. The increase is largely attributable to a $3,011,000, or 31.0%, increase in loan interest income resulting from a $20,519,000, or 18.8%, increase in the volume of average outstanding loans for the 1995 period coupled with an increase in the average yield on loans for the 1995 period of 10.2% over the 1994 period. The average yield on loans for the September 30, 1995 year-to-date period was 13.10% compared to 11.88% for the September 30, 1994 year-to-date period.

     Average balances on securities and federal funds sold, collectively, decreased by $2,686,000, or 7.5%, in the 1995 period over the 1994 period. Although average balances on these categories of earning assets decreased during the 1995 period, interest income associated with these categories of earning assets, collectively, increased $2,000 as a result of increases in market interest rates since 1994.

     Interest expense on deposits increased $1,222,000, or 41.1%, to $4,194,000 for the period ended September 30, 1995 compared to $2,972,000 for the period ended September 30, 1994. The increase is attributable to increases in the Company's costs of interest-bearing deposits resulting from increases in market interest rates and an increase of $8,153,000, or 7.1%, in the volume of average interest-bearing deposits for the 1995 period compared to the 1994 period. The weighted average cost of interest-bearing deposits for the first nine months of 1995 was 4.53% compared to 3.43% for the first nine months of 1994.

     Although average balances on Securities Sold Under Repurchase Agreements decreased $433,000, or 11.8%, in the 1995 period when compared to the 1994 period, interest expense on this category of interest-bearing liabilities increased $42,000, or 48.8%, as a result of higher market rates of interest paid during the 1995 period. Interest expense incurred by the Company's banking subsidiaries on average borrowings of $2,915,000 from the Federal Home Loan Bank of Atlanta for the 1995 period amounted to $148,000. The Company's banking subsidiaries had nominal Federal Home Loan Bank of Atlanta borrowings during the 1994 period with interest expense for the 1994 period amounting to only $4,000. Interest expense on the various categories of other interest-bearing liabilities, which includes Capitalized Leases, Subordinated Debt, Federal Funds Purchased and Other Borrowed Funds, collectively, increased $191,000, or 49.6%, in the 1995 period when compared to the 1994 period. The increase in interest expense associated with these other interest-bearing liabilities is attributable to an increase of $2,016,000, or 38.2%, in the volume of average borrowings by Quick Credit Corporation, primarily from a third party lender, coupled with an increase in the rate paid for these funds in the 1995 period as a result of increases in the prime rate since 1994. Interest paid on Quick Credit Corporation's borrowings from the third party lender amounted to $294,000 in the 1994 period compared to $527,000 in the 1994 period an increase of $232,000, or 78.9%.

Other Income

     Total consolidated other income increased $20,000, or 1.5%, during the nine-month period ended September 30, 1995. The nominal increase for the 1995 period resulted primarily from an increase in service charges and fees on deposit accounts at the Company's banking subsidiaries and an increase in commissions received on the sale of credit related insurance by Quick Credit Corporation as a result of an increase in the volume of loans at this subsidiary during the 1995 period. The Company experienced a decline in fee income generated from the sale of alternative investment products (mutual funds and annuities) of $43,000, or 40.8%, during the 1995 period as a result of a decrease in the volume of sales of these types of products. The Company's mortgage lending activities, which had been sluggish during the first six months of 1995, rebounded during the third quarter of 1995. As a result, fee income generated by this activity for the year-to-date period ended September 30, 1995 amounted to $136,000, a 3.6% increase over the $131,000 generated during the comparable 1994 period. During the 1995 period, the Company recorded gains on the sale of Other Real Estate of $25,000 compared to gains on the sale of Other Real Estate in the 1994 period of $52,000. The Company also recorded gains on the sale of SBA loans during the 1995 period of $63,000 compared to $28,000 recorded during the 1994 period.


Other Expenses

     Total other expenses increased $756,000, or 11.5%, in 1995 over the 1994 comparable period. Salaries, wages and benefits, the largest category of other operating expenses, increased $518,000, or 13.9%, in 1995 over the 1994 comparative period. This increase in personnel expenses resulted largely from additions to the staff of Quick Credit Corporation associated with the opening of eight new offices since the third quarter of 1994.

     Occupancy expense increased $51,000, or 12.0%, in 1995 over 1994 largely as a result of expenses associated with the new offices for Quick Credit Corporation.

     Furniture and equipment expense decreased $71,000, or 13.4%, in 1995 over 1994 largely as a result of a decline in depreciation expense associated with the Company's data processing equipment, which was sold during the second quarter of 1995.

     Other operating expenses, the second largest category of other expenses, increased $258,000, or 13.6%, in 1995 over the 1994 period. This increase is largely the result of costs associated with the additional offices of Quick Credit Corporation opened since the end of the third quarter of 1994, higher expenses associated with growth at the Company's banking subsidiaries and costs associated with the outsourcing of the Company's data processing function. The increase in other operating expenses was partially offset by refunds of FDIC premiums totalling $85,000 received by the Company's banking subsidiaries during the third quarter of 1995.


Provision and Allowance for Loan Losses, Loan Loss Experience

     The purpose of the allowance for loan losses is to absorb loan losses that occur in the loan portfolio. Management determines the adequacy of the allowance quarterly and considers a variety of factors in establishing a level of the allowance for losses and the related provision, which is charged to expense. Factors considered in determining the adequacy of the reserve for loan losses include: (1) previously classified loans deemed less than 100% collectible, (2) loans reflecting a recurring delinquent status, (3) past-due loans on which interest is not being collected in accordance with the terms of the loan, and loans whose terms have been modified by reducing the interest rates or deferring interest, (4) excessive loan renewals or payment extensions, (5) general and local economic conditions, (6) risk in consumer credit products, (7) subjective considerations as a result of internal discussions with the Company's loan officers, (8) known loan deteriorations and/or concentrations of credit, (9) historical loss experience based on volume and types of loans, (10) trends in portfolio volume, maturity and composition, (11) projected collateral values,
(12) off balance sheet risk, and (13) depth and experience of the Company's existing lending staff. By considering the above factors, management attempts to determine the amount of reserves necessary to provide for potential losses in the loan portfolio, however the amount of reserves may change in response to changes in the financial condition of larger borrowers or changes in the Company's local economies.

     While it is the Company's policy to charge off in the current period loans in which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy as well as conditions affecting individual borrowers, management's judgment of the allowance is necessarily approximate and imprecise. The Company is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer companies identified by the regulatory agencies.

     At September 30, 1995 the allowance for loan losses as a percentage of outstanding loans was 1.51% compared to 1.61% at September 30, 1994, and 1.62% at December 31, 1994. The decrease in the allowance for loan losses as a percentage of outstanding loans in the 1995 period is largely a result of the significant loan growth experienced by the Company's banking subsidiaries during the period coupled with the credit quality of the Company's loan portfolios. Management considers the allowance for loan losses adequate to cover possible losses on the loans outstanding at September 30, 1995.

     The provision for loan losses was $420,000 for the period ended September 30, 1995, a $212,000, or 101.9%, increase over the $208,000 recorded for the comparable 1994 period. The increase is attributable to increases in the provision made by Spartanburg National Bank and Quick Credit Corporation in the 1995 period when compared to the 1994 period. The increase made by Spartanburg National Bank was a result of significant loan growth experienced by this subsidiary during the 1995 period. Spartanburg National Bank made provisions of $155,000 for the 1995 period compared to $35,000 for the 1994 period. Quick Credit Corporation made provisions of $265,000 for the 1995 period compared to $173,000 for the 1994 period. Anderson National Bank made no provisions in either of the comparable periods.

      Net loan charge-offs amounted to $231,000, or 0.18%, of average loans outstanding for the year-to-date period ended September 30, 1995, compared to net loan charge-offs of $94,000, or 0.08%, of average loans outstanding for the year-to-date period ended September 30, 1994. The increase in net loan charge-offs is attributable to increased charge-offs made by Quick Credit Corporation and came as a result of a conscious decision by management to emphasize loan growth in this subsidiary with a reduced emphasis on collection efforts. The higher earnings resulting from this loan growth more than offset the higher charge-off rate. Quick Credit Corporation makes high rate consumer finance loans which generally carry higher risk of nonpayment than other categories of loans. The Company believes the increased risk is substantially offset by the smaller amounts of such loans and the higher rates charged thereon. Quick Credit recorded net loan charge-offs of $290,000, or 3.26%, of average loans outstanding in the 1995 period compared to net loan charge-offs of $147,000, or 2.17%, of average loans outstanding during the 1994 period. The present charge-off ratio is in line with industry standards and the Company expects Quick Credit to experience similar levels of net charge-offs in future periods and corresponding increases in its provision as the levels of outstanding loans and numbers of loans continue to increase. Spartanburg National Bank recorded net loan charge-offs of $15,000 in the 1995 period compared to net loan charge-offs of $2,000 in the 1994 period. Anderson National Bank recorded net loan recoveries of $74,000 in the 1995 period compared to net loan recoveries of $57,000 in the 1994 period.

     At  September  30,  1995 the Company had  $106,000  in  non-accrual  loans,
$311,000 in loans past due 90 days or more and still accruing interest and $74,000 in OREO, compared to $328,000, $109,000 and $74,000 at September 30,
1994 and  $281,000,  $144,000,  and $74,000 at December 31, 1994,  respectively.
Loans on non-accrual amounted to 0.07% of total loans at September 30, 1995, compared to 0.28% and 0.23% at September 30, 1994 and December 31, 1994, respectively. At September 30, 1995 the Company had $797,000, or 0.56%, of total loans outstanding that had been restructured. All of the restructured loans at September 30, 1995 were in compliance with their modified terms. The Company expects its restructured loans to continue to perform in accordance with their modified terms. At September 30, 1994 and December 31, 1994 the Company did not have any material amount of restructured loans. At September 30, 1995, September 30, 1994 and December 31, 1994 the Company did not have any impaired loans.

     In the cases of all non-performing loans, management of the Company has reviewed the carrying value of any underlying collateral. In those cases where the collateral value may be less than the carrying value of the loan the Company has taken specific writedowns to the credits, even though such credits may still be performing. Management of the Company does not believe it has any non-accrual loan which, individually, could materially impact the reserve for loan losses or long term future operating results of the Company.

     The Company records real estate acquired through foreclosure at the lower of cost or estimated market value less estimated selling costs. Estimated market value is based upon the assumption of a sale in the normal course of business and not on a quick liquidation or distress basis. Estimated market value is established by independent appraisal at the time acquisition is completed. Management believes that other real estate owned at September 30, 1995 will not require significant write-downs in future accounting periods and therefore, will not have a significant effect on the Company's future operations. Management further believes that adequate reserves have been established for other loans secured by real estate that may deteriorate as a result of the borrowers' inability to properly service the debt.

Income Taxes

     As a result of increased income before income taxes, the Company incurred income tax expense of $961,000 for the year-to-date period ended September 30, 1995 compared to income tax expense of $774,000 for the period ended September 30, 1994.


Quarter ended September 30, 1995 vs. Quarter ended September 30,
1994

Earnings Review

     The Company's operations for the quarter ended September 30, 1995, resulted in net income of $617,000, a $71,000, or 13.0%, increase over the $546,000 reported for the comparable 1994 quarter. Third quarter 1995 profits increased over third quarter 1994 profits largely as a result of a $351,000, or 12.6%, increase in the Company's net interest income resulting primarily from an increase in loan interest income of $1,030,000, or 29.4%. During the quarter ended September 30, 1995, the Company recorded and absorbed $32,000 in expenses, net of income tax benefits, associated with the formation of its proposed new bank subsidiary, The Community Bank of Greenville, N.A., Greenville, South Carolina.

     Anderson National Bank, Spartanburg National Bank and Quick Credit Corporation, the Company's three subsidiaries, recorded 1995 third quarter earnings of $245,000, $250,000 and $157,000, respectively, compared to $220,000,
$215,000 and $125,000, respectively, for the third quarter of 1994.


Interest Income, Interest Expense and Net Interest Income

     As discussed above, the Company's net interest income increased $351,000, or 12.6%, during the third quarter of 1995 over the third quarter of 1994 and was primarily attributable to a $1,030,000, or 29.4%, increase in loan interest income. The increase in loan interest income resulted from a larger base of average outstanding loans for the 1995 period coupled with an increase in the average yield on loans. Total loans outstanding averaged $137,676,000 for the 1995 quarter compared to $112,574,000 for the 1994 quarter, a 22.3% increase. The average yield on the Company's loan portfolios was 13.17% for the 1995 quarter compared to 12.45% for the 1994 quarter.

     Interest expense increased $645,000, or 52.6%, in the 1995 period. Interest on deposit accounts, the largest category of total interest expense, increased $544,000, or 52.6%, during the 1995 period largely as a result of an increase in the rates paid on deposits as a result of increases in market interest rates during the 1995 period. The average rate paid on interest-bearing deposits was 4.90% for the 1995 quarter compared to 3.56% for the 1994 quarter. Interest expense on the other categories of interest-bearing liabilities, collectively, increased $101,000, or 52.3%, largely as a result of an increase in the volume, collectively, of these categories of interest-bearing liabilities of $4,791,000, or 51.4%, coupled with increases in the rates paid as a result of higher market rates of interest in the 1995 period.

Other Income

     The Company's total other income increased $100,000, or 23.8%, to $520,000 for the 1995 quarter. The major contributors to this increase were the Company's mortgage lending activities and gains recorded from the sale of SBA loans during the 1995 quarter. During the 1995 quarter the Company's mortgage lending activities produced fee income of $61,000, an increase of $43,000, or 300%, over the $18,000 recorded for the 1994 quarter. In addition, the Company recorded gains on the sales of SBA loans of $51,000 during the 1995 quarter. The Company had no gains on the sale of SBA loans during the 1994 quarter.

Other Expenses

     Total other expenses increased $222,000, or 9.7%, during the third quarter of 1995. $32,000, or 14.4%, of the increase in total other expenses is attributable to expenses associated with the formation of the Company's proposed new bank subsidiary, The Community Bank of Greenville, N.A., Greenville, SC. During the second quarter of 1995, the Company sold its data processing equipment to an outside data processing vendor. Largely as a result of this transaction, the Company experienced a decrease of $43,000, or 23.8%, in furniture and equipment expenses which is comprised largely of depreciation expense. The remaining increases in other expense categories, salaries, wages & benefits, other operating expenses and occupancy expense, are largely attributable to Quick Credit Corporation as this subsidiary continued to expand its total number of offices and staff. Increases in total other expenses were partially offset by the refund of FDIC insurance premiums received by the Company's banking subsidiaries of $85,000 during the 1995 quarter.

Provision and Allowance for Loan Losses

     The provision for loan losses was $209,000 for the quarter ended September 30, 1995, a $130,000, or 164.6%, increase over the $79,000 provision made for the 1994 quarter. The increase for the 1995 period is a result of increases in the provisions made by Quick Credit Corporation and Spartanburg National Bank during the 1995 period. Quick Credit Corporation made provisions of $147,000 in the 1995 quarter compared to $79,000 for the 1994 quarter. The increase in the provision for Quick Credit Corporation is a result of the loan growth experienced by this subsidiary and management's conscious decision to emphasis growth with a lessened emphasis on collection efforts; the higher earnings on which more than offset the higher provision. Spartanburg National Bank made provisions of $62,000 for the 1995 period compared to no provisions for the 1994 period. The higher provision at Spartanburg National Bank was related to loan growth experienced by this subsidiary during the 1995 period. Anderson National Bank made no provisions in the 1995 and 1994 periods.

Income Taxes

     The Company incurred income tax expense of $317,000 for the quarter ended September 30, 1995 compared to income tax expense of $289,000 for the quarter ended September 30, 1994 as a result of higher pre-tax earnings.

CHANGES IN FINANCIAL CONDITION

     Total assets increased $19,094,000, or 11.6%, from December 31, 1994 to September 30, 1995. Total loans, the largest single category of assets, increased $21,500,000, or 17.9%, during the period ended September 30, 1995, largely as a result of an increase in the amount of outstanding loans at the Company's banking subsidiaries. Total loans outstanding at September 30, 1995 for Spartanburg National Bank amounted to $68,807,000, a $12,869,000, or 23.0%, increase over the $55,938,000 reported at December 31, 1994. Anderson National Bank, which experienced a 24.3% increase in its outstanding loans for the year ended December 31, 1994, continued to experience strong loan growth during the first nine months of 1995 as total outstanding loans, net of inter-company loans, increased $6,162,000, or 11.2%, to $61,891,000 at September 30, 1995.
During the nine-month period, Quick Credit Corporation increased its outstanding loans $670,000, or 7.5%, to $9,643,000.

     The Company's securities portfolios, collectively, at amortized cost, decreased $3,242,000, or 10.0%, for the period ended September 30, 1995 as a result of maturities in the portfolios. Funds generated from maturing securities during the period were used to help fund the loan portfolios of the banking subsidiaries. Cash and due from banks increased $1,781,000, or 38.8%, to $6,367,000 at September 30, 1995 as a result of an increase in the amount of uncollected funds at the quarter end. Federal funds sold decreased $3,000,000, or 65.5%, to $1,580,000 at September 30, 1995 as excess funds were used to help fund the loan growth at the banking subsidiaries.

     Premises, furniture and equipment increased $1,383,000, or 37.7%, during the nine-month period ended September 30, 1995. $453,000 of this increase is attributable to renovations made by Anderson National Bank to its main office facilities during the nine-month period ending September 30, 1995. The remaining increase is largely attributable to the purchase by the Company of a piece of property from an unaffiliated third party totaling $784,000 in the city of Greenville, South Carolina on which it will locate its proposed new bank subsidiary and related construction costs to date of $101,000 for that facility. The Company intends to divide the Greenville property into two parcels and to sell one parcel for a price approximating half the original purchase price of the entire property. The Company expects to incur additional fixed asset costs of approximately $950,000 in connection with the Greenville bank subsidiary.

     Other real estate owned amounted to $74,000 at September 30, 1995 and December 31, 1994, respectively. Management continues to actively pursue liquidation of its other real estate owned.

     Total liabilities increased $16,856,000, or 11.1%, largely as a result of a $14,243,000, or 10.4%, increase in total deposits and short-term borrowings of $2,000,000 by Spartanburg National Bank from the Federal Home Bank of Atlanta. The borrowings from the Federal Home Loan Bank of Atlanta were used to help fund the loan growth at Spartanburg National Bank during the period.

     Time deposits of $100,000 or more, comprised largely of certificates of deposit and representing 14.4% of total deposits at September 30, 1995, increased $5,177,000, or 31.1%, from December 31, 1994 to $21,822,000 at
September 30, 1995. The increase in time deposits of $100,000 or more resulted largely from growth in these sizes of deposits at both Anderson National Bank and Spartanburg National Bank. Such deposits are potentially volatile and significant repricing could result in a loss of a significant portion thereof. Both banking subsidiaries also experienced an increase in other time deposits, comprised of certificates of deposit of $100,000 or less and NOW accounts during the period as a result of an increase in the rates paid for these types of accounts and renewed marketing efforts for these types of deposits.

     Securities Sold Under Agreements to Repurchase, comprised largely of overnight repurchase agreements, increased $421,000 or 12.8%, from December 31, 1994 to September 30, 1995 as a result of increases in temporary quarter-end investments of funds by customers of the Company's banking subsidiaries.

     Other borrowed funds, comprised of various types of borrowings by Quick Credit Corporation and Federal funds purchased, collectively, increased $120,000, or 1.6%, during the period as a result increased borrowings by Quick Credit Corporation. Anderson National Bank, which had borrowed $150,000 in the form of Federal funds purchased at December 31, 1994, repaid these borrowings during the period. Obligations under capital leases declined $168,000, or 97.1%, during the period largely as a result of the early termination of leases relating to the Company's data processing equipment, which was purchased and ultimately sold during the second quarter of 1995.

     Shareholders' equity increased $2,238,000 from December 31, 1994 to September 30, 1995 as a result of net earnings for the period of $1,797,000, a decrease in the amount of net unrealized losses on the Company's "available for sale" securities portfolio of $546,000, and the exercise of stock options under the Company's Employee Stock Option Plans in the amount of $93,000. These increases were partially offset by the payment of cash dividends and cash-in-lieu of stock on the Company's 5% stock dividends in June and October of 1995, collectively totaling $198,000.

LIQUIDITY

      Liquidity management involves meeting the cash flow requirements of the Company. The Company's liquidity position is primarily dependent upon its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and upon the liquidity of its assets. The Company's primary liquidity sources include cash and due from banks, federal funds sold and "securities available for sale". In addition, the Company (through Anderson National Bank and Spartanburg National Bank) has the ability, on a short-term basis, to borrow funds from the Federal Reserve System and to purchase federal funds from other financial institutions. Spartanburg National Bank and Anderson National Bank are also members of the Federal Home Loan Bank System and have the ability to borrow both short and longer term funds on a secured basis. At September 30, 1995 Anderson National Bank had $360,000 in long-term borrowings from the Federal Home Loan Bank of Atlanta. At September 30, 1995 Spartanburg National Bank had $2,000,000 in short-term borrowings and $550,000 in long-term borrowings from the Federal Home Loan Bank of Atlanta.

     First United Bancorporation, the parent holding company, has limited liquidity needs. First United requires liquidity to pay limited operating expenses and dividends, and to service its debt. In addition, First United has a $100,000 line of credit with a third party lender, of which $50,000 was available at September 30, 1995. Further sources of liquidity for First United include management fees which are paid by all of its subsidiaries and dividends from its subsidiaries.

     At September 30, 1995 the Company's consumer finance subsidiary, Quick Credit Corporation, had debt outstanding of $100,000 in the form of a short term note payable, $400,000 in subordinated debt and $7,420,000 outstanding under a line of credit with a third party lender . The Company believes the short-term note will be renewed at maturity or repaid from the availability under Quick Credit's line of credit with the third party lender, of which $2,580,000 was available at September 30, 1995.

     During the second quarter of 1995, First United Bancorporation obtained a line of credit in the amount of $5,000,000 from an unaffiliated third party lender to be used for general corporate purposes. The line of credit allows for interest to be paid on a quarterly basis for a period of up to five (5) years if certain criteria are met. At the end of (5) years, or sooner if the Company desires, the line of credit can be converted to a term loan
                                    Page 20
with quarterly interest payments and annual principal reductions required over a period of five (5) years. The line of credit bears interest at a variable rate. The Company intends to utilize $4,000,000 of this line of credit to capitalize its proposed new bank subsidiary. At September 30, 1995, the entire amount was available to the Company.

     Management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, other than those previously discussed, that may result in the Company's liquidity materially increasing or decreasing.


CAPITAL ADEQUACY AND RESOURCES

     The capital needs of the Company have been met through the retention of earnings and from the proceeds of a prior public stock offering in 1988.

     For bank holding companies with total assets of more than $150 million, such as the Company, capital adequacy is generally evaluated based upon the capital of its banking subsidiaries. Generally, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") expects bank holding companies to operate above minimum capital levels. The Office of the Comptroller of the Currency ("Comptroller") regulations establish the minimum leverage capital ratio requirement for national banks at 3% in the case of a national bank that has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other national banks are expected to maintain a ratio of at least 1% to 2% above the stated minimum. Furthermore, the Comptroller reserves the right to require higher capital ratios in individual banks on a case by case basis when, in its judgment, additional capital is warranted by a deterioration of financial condition or when high levels of risk otherwise exist. Neither of the Company's subsidiary banks have been notified that they must maintain capital levels above regulatory minimums. The Company's leverage capital ratio was 8.38% at September 30, 1995, compared to 8.35% at December 31, 1994. The leverage capital ratios for Anderson National Bank and Spartanburg National Bank were 7.60% and 7.39%, respectively at September 30, 1995, compared to 8.29% and 7.54%, respectively, at December 31, 1994. The decrease in the leverage capital ratio for Anderson National Bank during the period ending September 30, 1995 resulted largely from the payment of $726,000 in dividends to the Company. The decrease in the leverage capital ratio for Spartanburg National Bank is attributable to growth experienced by this subsidiary since December 31, 1994.

     The Federal Reserve Board's risk-based capital rule became effective on December 31, 1990. The rule requires bank holding companies to have qualifying capital to risk-weighted assets of at least 8.00%, with at least 4% being "Tier 1" capital. Tier 1 capital consists principally of common stockholders' equity, noncumulative preferred stock, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets. "Tier 2" (or supplementary) capital consists of general loan loss reserves (subject to certain limitations), certain types of preferred stock and subordinated debt, and certain hybrid capital instruments and other debt securities such as equity commitment notes. A bank holding company's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital components, provided that the maximum amount of Tier 2 capital that may be treated as qualifying capital is limited to 100% of Tier 1 capital. The Comptroller imposes a similar standard on national banks. The regulatory agencies expect national banks and bank holding companies to operate above minimum risk-based capital levels. The Company's risk-based capital ratio was 12.93% and its Tier 1 capital to risk weighted assets ratio was 11.68% at September 30, 1995, compared to 13.78% and 12.25%, respectively, at December 31, 1994. The risk-based capital ratios for Anderson National Bank and Spartanburg National Bank were 12.13% and 11.59%, respectively, at September 30, 1995 compared to 13.80% and 12.34%, respectively, at December 31, 1994. Their Tier 1 capital to risk weighted assets ratios were 10.88% and 10.34%, respectively, at September 30, 1995 compared to 12.55% and 10.12%, respectively, at December 31, 1994. The decline in Anderson National Bank's risk-based and Tier 1 capital to risk weighted assets ratios from year-end 1994 levels resulted largely from the payment of $726,000 in dividends to the Company during the period ending September 30, 1995. The decrease in Spartanburg National Bank's risk-based and Tier 1 capital to risk weighted assets ratios from year-end 1994 levels is a result of growth experienced by this subsidiary during the period ending September 30, 1995. The decreases in the consolidated Company's capital ratios are the result of growth experienced by all of the Company's subsidiaries during the period.

     The Company has plans to open a new subsidiary bank in the city of Greenville, South Carolina during the first quarter of 1996 to be named The Community Bank of Greenville, N.A. The new bank will require the approval of the Comptroller of the Currency, the FDIC, the Federal Reserve Board and the South Carolina Board of Financial Institutions. The Company has filed the appropriate applications with the Comptroller of the Currency and the Federal Deposit Insurance Corporation. Although the Company does not anticipate any problems with obtaining such approvals, there can be no assurance that such approvals will be granted or that the new bank will be organized. Management of the Company expects the new bank to require an estimated $4 million of capital. Such capital will come from the proceeds of a line of credit that has been obtained from an unaffiliated third-party lender which has committed to lend the Company up to $5 million.

EFFECT OF INFLATION AND CHANGING PRICES

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and results of operations in terms of historical dollars, without consideration of changes in the relative purchasing power over time due to inflation. Unlike most other industries, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant effect on a financial institution's performance than does the effect of inflation. Interest rates do not necessarily change in the same magnitude as the prices of goods and services.

     While the effect of inflation on banks is normally not as significant as is its influence on those businesses which have large investments in plant and inventories, it does have an effect. During periods of high inflation, there are normally corresponding increases in the money supply, and banks will normally experience above average growth in assets, loans and deposits. Also, general increases in the prices of goods and services will result in increased operating expenses.

ACCOUNTING AND REPORTING MATTERS

     In October 1994, the FASB issued SFAS 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments". The statement requires disclosures about amounts, nature, and terms of derivative financial instruments. The statement amends SFAS 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments". The statement is effective for the Company for the fiscal year ending December 31, 1995. In light of the Company's current portfolio, this statement is not expected to have a significant impact on the Company.

     The FASB adopted Statement 107, "Disclosure about Fair Value of Financial Instruments" in December, 1991. This statement extends existing fair value disclosure practices for some instruments by requiring entities to disclose the fair value of financial instruments, both assets and liabilities, recognized and not recognized in the statement of financial position, for which it is practicable to estimate fair value. The statement is effective for the Company for the fiscal year ending December 31, 1995. The effect on the Company is increased disclosure requirements.

      In 1995, the FASB adopted Statement 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of". This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of.

      This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and used should be based on the fair value of the asset.

      The Statement request that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. This Statement is effective for financial statements for fiscal years beginning after December 15, 1995. This Statement is not expected to have a material impact on financial statements of the Company.

     In May, 1995,  the FASB adopted  Statement  122,  "Accounting  for Mortgage
Servicing Rights, an amendment of FASB Statement No. 65". This statement requires that a mortgage banking enterprise recognize as a separate asset rights to service mortgage loans for others, however the servicing rights are acquired. The statement also requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on fair value of those rights. The statement is effective prospectively in fiscal years beginning after December 15, 1995 to transactions in which a company sells or securities mortgage loans with servicing rights retained and to impairment evaluations of amounts capitalized as mortgage servicing rights, including those purchased before the adoption of this statement. Earlier application is encouraged. Based on the current amount of servicing retained by the Company's banking subsidiaries, this statement is not expected to have a material impact on the financial statements of the Company.

                                    PART II
                               OTHER INFORMATION

Item 1.     Legal Proceedings.

            The Company is from time to time involved in various legal proceedings arising out of the ordinary course of business, primarily related to the collection of loans receivable. Based upon current information available, management believes there are no legal proceedings threatened or pending against the Company that could result in a materially adverse change in the business or financial condition of the Company.

Item 2.     Changes in Securities.

            The Credit Agreement between Registrant and Bank South, N.A., Atlanta, GA, dated as of May 16, 1995 and amended September 25, 1995, provides that if any Default or Event of Default (as defined in such Agreement) shall have occurred thereunder, the Registrant may not declare or pay any dividend on its capital stock, or make any payment to purchase, redeem, retire or acquire any of its capital stock or any option, warrant, or other right to acquire such capital stock, without the prior written consent of Bank South, N.A. No Default or Event of Default currently exists under such Agreement.

Item 3.     Defaults Upon Senior Securities.

            None

Item 4.     Submission of Matters to a Vote of Security Holders.

            None

Item 5.     Other Information.

            None

Item 6.     Exhibits and Reports on Form 8-K.

            10.14 - Second Modification, dated as of September 25, 1995 to Credit Agreement between Registrant and Bank South, N.A., Atlanta, GA, dated as of May 16, 1995.

            27    -  Financial Data Schedule

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           FIRST UNITED BANCORPORATION

Dated:  October 31, 1995       Mason Y. Garrett
                           -----------------------------
                           Mason Y. Garrett, President
                           and Chief Executive Officer


                                William B. West
                            ----------------------------
                            William B. West, Sr. Vice
                          President and Chief Financial
                             and Accounting Officer

                              INDEX TO  EXHIBITS



No.        Description



10.14 - Second Modification, dated as of September 25, 1995 to Credit Agreement between Registrant and Bank South, N.A., Atlanta, GA, dated as of May 16, 1995.

27       - Financial Data Schedule