Form 10-K
period 1995-12-31
FIRST UNITED BANCORPORATION /SC/
filed 1996-03-27
CIK 820379

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1995          Commission File No. 0-17565


                           FIRST UNITED BANCORPORATION
             (Exact name of Registrant as specified in its charter)


        South Carolina                                          41-1440792
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)


              304 North Main Street, Anderson, South Carolina 29621 (Address of Principal Executive Offices, Including Zip Code)

               Registrant's Telephone Number, Including Area Code:
                                 (864) 224-1112

          Securities Registered pursuant to Section 12(b) of the Act:
                                      None

           Securities Registered pursuant to Section 12(g) of the Act:

                          Common Stock, $1.67 Par Value
                                (Title of Class)

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

The aggregate market value of the voting Common Stock, $1.67 par value, held by non-affiliates of the Registrant on March 12, 1996 was approximately $23,759,000. As of March 12, 1996, there were 2,326,804 shares of Registrant's Common Stock, $1.67 par value, outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

Documents Incorporated by Reference

(1) Portions of the Registrant's 1995 Annual Report to Shareholders for the fiscal year ended December 31, 1995 ("1995 Annual Report to Shareholders"), are incorporated by reference into Part II hereof.

(2) Portions of the Registrant's definitive Proxy Statement for its April 23, 1996 Annual Meeting of Shareholders ("Proxy Statement") are incorporated by reference into Part III hereof.

                                     PART I

Item 1.  Business

         First United Bancorporation (the "Company") is a South Carolina corporation which was organized in July 1987, to become a bank holding company. The Company has three wholly-owned subsidiaries: Anderson National Bank, Anderson, South Carolina, a national bank organized in 1984, Spartanburg National Bank, Spartanburg, South Carolina, a national bank organized in 1988 (sometimes referred to herein as "the Banks"), and Quick Credit Corporation ("Quick Credit"), a consumer loan company organized in 1988.

         The Company is in the process of organizing The Community Bank of Greenville, National Association ("The Community Bank of Greenville") for the purpose of conducting banking business in the Greenville, South Carolina area. The organizers of The Community Bank of Greenville have received preliminary approval of the bank's charter from the Office of the Comptroller of the Currency and approval of insurance of its deposits, subject to compliance with certain conditions, from the Federal Deposit Insurance Corporation. The Company has received approvals from the Board of Governors of the Federal Reserve System and the South Carolina State Board of Financial Institutions, subject to compliance with certain conditions, to acquire 100% of the stock of the new bank. Upon completion of the bank's organization and compliance with all regulatory conditions, the Company intends to use funds borrowed pursuant to a line of credit to acquire 100% of the stock of The Community Bank of Greenville. Although the discussion set forth herein assumes that the organization of The Community Bank of Greenville will be completed, and that the bank will open for business, there can be no assurances to that effect.

         The Company engages in no significant operations other than the ownership of its three subsidiaries. The Company conducts its business from six banking offices and twenty-two consumer finance offices located throughout South Carolina.

General Business

         Some of the major services which the Company provides through its banking subsidiaries include checking, NOW accounts, savings and other time deposits of various types, alternative investment products such as annuities and mutual funds, loans for business, agriculture, real estate, personal use, home improvement and automobiles, credit cards, letters of credit, home equity lines of credit, safe deposit boxes, bank money orders, wire transfer service and use of ATM facilities. The Company has no material concentration of deposits from any single customer or group of customers. No significant portion of its loans is concentrated within a single industry or group of related industries. The Company also provides small consumer loans of up to $1,000 through its consumer finance company subsidiary, Quick Credit. There are no material seasonal factors that would have an adverse effect on the Company. The Company does not have foreign loans.

Territory Served and Competition

         Anderson National Bank serves its customers from two locations in the City of Anderson, South Carolina, one location in Pelzer, South Carolina, and one location in Williamston, South Carolina. Anderson is located approximately 25 miles southwest of Greenville, South Carolina, in the fast growing Interstate
- 85 corridor between Charlotte, North Carolina and Atlanta, Georgia. The town of Pelzer, South Carolina is located approximately 17 miles northeast of Anderson. The town of Williamston, South Carolina is located approximately 16 miles northeast of Anderson.

         Spartanburg National Bank serves its customers from two locations in Spartanburg, South Carolina. Spartanburg is located approximately 30 miles northeast of Greenville and, like Anderson, is located in the fast growing Interstate - 85 corridor between Charlotte and Atlanta.

         Quick Credit serves its customers from locations in Anderson, Greenville, Greenwood, Laurens, Seneca, Easley, Florence, Spartanburg, Marion, Sumter, Cayce, Kingstree, Orangeburg, North Charleston, Abbeville, Newberry, Hartsville, Rock Hill, Gaffney, Aiken, Camden and Columbia, South Carolina.

         When organized, The Community Bank of Greenville will serve customers from a single location in Greenville, South Carolina. Greenville is located between Anderson and Spartanburg and is also in the Interstate-85 corridor between Charlotte and Atlanta.

         Each subsidiary bank of the Company is an independent bank, and, therefore, each bank is responsible for developing and maintaining its own customers and accounts. Located in Anderson, South Carolina, Anderson National Bank's customer base has been primarily derived from Anderson County, South Carolina. Spartanburg National Bank's primary service area is Spartanburg County, South Carolina. The Community Bank of Greenville's primary service area is expected to be Greenville County, South Carolina. Anderson National Bank and Spartanburg National Bank compete with several major banks which dominate the commercial banking industry in their service areas and in South Carolina generally. In addition, Anderson National Bank and Spartanburg National Bank compete with savings institutions and credit unions. In Anderson county, there are 40 competitor bank branches, 17 savings institution branches and 9 credit union branches. In Spartanburg County there are 55 competitor bank branches, 13 savings institution branches and 7 credit union branches. Anderson National Bank has approximately 5% of the deposits in Anderson County and Spartanburg National Bank has approximately 4% of the deposits in Spartanburg County. Several competitor institutions have substantially greater resources and higher lending limits than Anderson National Bank and Spartanburg National Bank and they perform certain functions for their customers, including trust services and investment banking services, which neither Anderson National Bank nor Spartanburg National Bank is equipped to offer directly. Anderson National Bank and Spartanburg National Bank, however, offer some of these services through correspondent banks. In addition to commercial banks, savings institutions and credit unions, Anderson National Bank and Spartanburg National Bank compete for deposits and loans with other financial intermediaries and investment alternatives, including, but not limited to mortgage companies, captive finance companies, money market mutual funds, brokerage firms, governmental and corporation bonds and other securities. Various of these nonbank competitors are not subject to the same regulatory restrictions as the Company and its subsidiaries and many have substantially greater resources than the Company. When organized, The Community Bank of Greenville is expected to face similar competition to the competition faced by Anderson National Bank and Spartanburg National Bank.

         Competition among consumer finance companies is not generally as intense as that among banks. Most consumer finance companies are allowed only one outstanding loan per customer, and the amounts of such loans are restricted by state law according to the type of license granted by the South Carolina State Board of Financial Institutions. Numerous other finance companies which offer similar types of loans are located in the areas served by Quick Credit.

         As a bank holding company, the Company is a legal entity separate and distinct from its subsidiaries. The Company coordinates the financial resources of the consolidated enterprise and maintains financial, operational and administrative systems that allow centralized evaluation of subsidiary operations and coordination of selected policies and activities. The Company's operating revenues and net income are derived primarily from its subsidiaries through dividends, fees for services performed and interest on advances and loans.

Employees

         As of December 31, 1995, the Company had 188 full-time employees and 11 part-time employees. The Company considers its relationship with its employees to be good. The employee benefit programs the Company provides include group life, health and dental insurance, paid vacation, sick leave, educational opportunities, a stock option plan for officers and key employees, a split dollar life insurance plan for executive officers, a contributory deferred compensation plan, and a 401K plan for employees.

Supervision and Regulation

         Bank holding companies and banks are extensively regulated under federal and state law. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to such statutes and regulations. Any change in applicable law or regulation may have a material effect on the business of the Company and its subsidiaries.

Bank Holding Company Regulation

         The Company is registered as a "bank holding company" with the Board of Governors of the Federal Reserve System ("Federal Reserve"), and is subject to supervision by the Federal Reserve under the Bank Holding Company Act ("BHC Act"). The Company is required to file with the Federal Reserve periodic reports and such additional information as the Federal Reserve may require pursuant to the BHC Act. The Federal Reserve examines the Company, and may examine the subsidiary Banks and Quick Credit.

         The BHC Act requires prior Federal Reserve approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or substantially all the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company. With certain exceptions, the BHC Act prohibits a bank holding company from acquiring direct or indirect ownership or control of voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or performing services for its authorized subsidiaries. A bank holding company may, however, engage in or acquire an interest in a company that engages in activities which the Federal Reserve has determined by regulation or order to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

         The Company is also registered under the bank holding company laws of South Carolina. Accordingly, the Company is subject to regulation and supervision by the South Carolina State Board of Financial Institutions (the "State Board").

         A registered South Carolina bank holding company must provide the State Board with information with respect to the financial condition, operations, management and inter-company relationships of the holding company and its subsidiaries. The State Board also may require such other information as is necessary to keep itself informed about whether the provisions of South Carolina law and the regulations and orders issued thereunder by the State Board have been complied with, and the State Board may examine any bank holding company and its subsidiaries.

         Under the South Carolina Bank Holding Company Act (the "SCBHCA"), it is unlawful without the prior approval of the State Board for any South Carolina bank holding company (i) to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank or any other bank holding company,
(ii) to acquire all or substantially all of the assets of a bank or any other bank holding company, or (iii) to merge or consolidate with any other bank holding company.

         As stated above, the Company is a legal entity separate and distinct from the subsidiary Banks and its other subsidiary. Various legal limitations place restrictions on the ability of the subsidiary Banks to lend or otherwise supply funds to the Company or its non-bank subsidiaries. The Company, Anderson National Bank and Spartanburg National Bank are, and The Community Bank of Greenville will be, subject to Section 23A of the Federal Reserve Act. Section 23A defines "covered transactions", which include extensions of credit, and limits a bank's covered transactions with any affiliate to 10% of such bank's capital and surplus. All covered transactions with all affiliates cannot in the aggregate exceed 20% of a bank's capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and banks and their subsidiaries are prohibited from purchasing low-quality assets from the bank's affiliates. Finally, Section 23A requires that all of a bank's extensions of credit to an affiliate be appropriately secured by acceptable collateral, generally United States government or agency securities. The Company, Anderson National Bank and Spartanburg

National Bank also are, and The Community Bank of Greenville will be, subject to
Section 23B of the Federal Reserve Act, which generally limits covered and other transactions among affiliates to terms and circumstances, including credit standards, that are substantially the same or at least as favorable to a bank holding company, a bank or a subsidiary of either as prevailing at the time for transactions with unaffiliated companies.

         In July 1994, South Carolina enacted legislation which effectively provides that, after June 30, 1996, out-of-state bank holding companies (including bank holding companies in the Southern Region, as defined under the statute) may acquire other banks or bank holding companies having offices in South Carolina upon the approval of the State Board and compliance with certain other conditions, including that the effect of the transaction not lessen competition and that the laws of the state in which the out-of-state bank holding company filing the applications has its principal place of business permit South Carolina bank holding companies to acquire banks and bank holding companies in that state. Although such legislation may increase takeover activity in South Carolina, the Company does not believe that such legislation will have a material impact on its competitive position. However, no assurance of such fact may be given.

         Congress recently enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, which will increase the ability of bank holding companies and banks to operate across state lines. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, the existing restrictions on interstate acquisitions of banks by bank holding companies will be repealed one year following enactment, such that the Company and any other bank holding company located in South Carolina would be able to acquire a bank located in any other state, and a bank holding company located outside South Carolina could acquire any South Carolina-based bank, in either case subject to certain deposit percentage and other restrictions. The legislation also provides that, unless an individual state elects beforehand either (i) to accelerate the effective date or (ii) to prohibit out-of-state banks from operating interstate branches within its territory, on or after June 1, 1997, adequately capitalized and managed bank holding companies will be able to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions. De novo branching by an out-of-state bank would be permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state will continue to be subject to applicable state branching laws. The Company believes that this legislation may result in increased takeover activity of South Carolina financial institutions by out-of-state financial institutions. However, the Company does not presently anticipate that such legislation will have a material impact on its operations or future plans.

Obligations of Holding Company to its Subsidiary Banks

         Under the policy of the Federal Reserve, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("1991 Banking Law"), to avoid receivership of its insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized, or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan. Under the BHCA, the Federal Reserve has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

         In addition, the "cross-guarantee" provisions of the Federal Deposit Insurance Act, as amended ("FDIA"), require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by either the Savings Association Insurance Fund or the Bank Insurance Fund of the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF or both. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

         The FDIA also provides that amounts received from the liquidation or other resolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment of any other general or unsecured senior liability, subordinated liability, general creditor or stockholder. This provision would give depositors a preference over general and subordinated creditors and stockholders in the event a receiver is appointed to distribute the assets of the Banks.

         Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

         Under the National Bank Act, if the capital stock of a national bank is impaired by losses or otherwise, the Office of the Comptroller of the Currency ("OCC") is authorized to require payment of the deficiency by assessment upon the bank's shareholders', pro rata, and to the extent necessary, if any such assessment is not paid by any shareholder after three months notice, to sell the stock of such shareholder to make good the deficiency.

Capital Adequacy

         The various federal bank regulators, including the Federal Reserve and the OCC, have adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy. These standards define what qualifies as capital and establish minimum capital standards in relation to assets and off-balance sheet exposures, as adjusted for credit risks. Capital is classified into two tiers. For bank holding companies, Tier 1 or "core" capital consists primarily of common shareholders' equity, perpetual preferred stock (subject to certain limitations) and minority interests in the common equity accounts of consolidated subsidiaries, and is reduced by goodwill and certain investments in other corporations ("Tier 1 Capital"). Tier 2 capital consists of the allowance for possible loan losses (subject to certain limitations), and certain subordinated debt, "hybrid capital instruments", subordinated and perpetual debt and intermediate term and other preferred stock ("Tier 2 Capital"). A minimum ratio of total capital to risk- weighted assets of 8.00% is required and Tier 1 capital must be at least 50% of total capital. The Federal Reserve also has adopted a minimum leverage ratio of Tier 1 Capital to total assets (not risk-weighted) of 3%. The 3% Tier 1 Capital to total assets ratio constitutes the leverage standard for bank holding companies and national banks, and will be used in conjunction with the risk-based ratio in determining the overall capital adequacy of banking organizations.

         The Federal Reserve and the OCC have emphasized that the foregoing standards are supervisory minimums and that an institution would be permitted to maintain such levels of capital only if it had a composite rating of "1" under the regulatory rating systems for bank holding companies and banks. All other bank holding companies are required to maintain a leverage ratio of 3% plus at least 1% to 2% of additional capital. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets. The Federal Reserve continues to consider a "tangible Tier 1 leverage ratio" in evaluation proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization's Tier 1 Capital less all intangibles, to total assets, less all intangibles. The Federal Reserve has not advised the Company of any specific minimum leverage ratio applicable to it. As of December 31, 1995, the Company, Anderson National Bank and Spartanburg National Bank have leverage ratios of 8.23%; 7.86%; and 7.01% respectively, and total risk adjusted capital ratios of 12.73%; 12.72%; 11.09%, respectively.

Payment of Dividends

         If a national bank's surplus fund equals the amount of its capital stock, the directors may declare quarterly, semi-annual or annual dividends out of the bank's net profits, after deduction of losses and bad debts. If the surplus fund does not equal the amount of capital stock, a dividend may not be paid until one-tenth of the bank's net profits of the preceding half year, in the case of quarterly or semi-annual dividends, or the preceding two years, in the case of an annual dividend, are transferred to the surplus fund.

         The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year will exceed the total of its retained net profits of that year combined with its retained net profits of the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock. OCC regulations provide that provisions for possible credit losses cannot be added back to net income and charge-offs cannot be deducted from net income in calculating the level of net profits available for the payment of dividends.

         The payment of dividends by the Banks may also be affected or limited by other factors, such as the requirements to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the OCC, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), the OCC may require, after notice and hearing, that such bank cease and desist from such practice. The OCC has indicated that paying dividends that deplete a national bank's capital base to an inadequate level would be an unsafe and unsound banking practice. The Federal Reserve, the OCC and the FDIC have issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

         In 1995, Anderson National Bank paid dividends of $726,000 to the Company. Spartanburg National Bank paid no dividends in 1995.

Bank Regulation

         Anderson National Bank and Spartanburg National Bank are, and The Community Bank of Greenville will be, subject to supervision and examination by the OCC. The OCC regulates and monitors all areas of the Banks' operations, including loans, mortgages, issuance of securities, capital adequacy, payment of dividends, and establishment of branches. Interest and certain other charges collected or contracted for by the Banks are also subject also to state usury laws and certain federal laws concerning interest rates. Anderson National Bank and Spartanburg National Bank are members of the Federal Reserve System, and their deposits are insured by the FDIC up to the maximum permitted by law. Upon completion if its organization, The Community Bank of Greenville will also be a member of the Federal Reserve System and its deposits will be insured by the FDIC up to the maximum permitted by law.

         Under present law, the Banks currently may establish and operate branches throughout the State of South Carolina, subject to the maintenance of adequate capital for each branch and the receipt of OCC approval.

Insurance of Deposits

         As FDIC-insured institutions, the Banks are subject to insurance assessments imposed by the FDIC. Under current law, the insurance assessment to be paid by FDIC-insured institutions shall be as specified in a schedule required to be issued by the FDIC that specifies, at semi-annual intervals, target reserve ratios designed to increase the FDIC insurance fund's reserve ratio to 1.25% of estimated insured deposits (or such higher ratio as the FDIC may determine in accordance with the statute) in 15 years. Further, the FDIC is authorized to impose one or more special assessments in any amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the United States Department of the Treasury.

         Effective January 1, 1996, the FDIC implemented a risk-based assessment schedule, having assessments ranging from 0.00% to 0.27% of an institution's average assessment base with a minimum annual assessment of

$2,000 per institution. The actual assessment to be paid by each FDIC-insured institution is based on the institution's assessment risk classification, which is determined based on whether the institution is considered "well capitalized," "adequately capitalized" or "undercapitalized", as such terms have been defined in applicable federal regulations adopted to implement the prompt corrective action provisions of FDICIA, and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. Under uniform regulations defining such capital levels issued by each of the federal banking agencies, a bank is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater, and
(iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" bank is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater, and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMEL rating of 1). A bank is considered "undercapitalized" if it has
(i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capital ratio of less than 4%, or (iii) a leverage ratio of less than 4% (or 3% in the case of a bank with a composite CAMEL rating of 1). As a result of the current provisions of federal law, the assessment rates on deposits could increase over present levels. Based on the current financial condition and capital levels of the Banks, the Company does not expect that the current FDIC risk-based assessment schedule will have a material adverse effect on the Banks' earnings. The Banks' risk-based insurance assessments currently are each set at the minimum $2,000 annual assessment.

Legislation

         In 1989 and again in 1991, Congress enacted comprehensive legislation affecting the commercial banking and thrift industries: the Financial Institutions Reform, Recovery and Enforcement Act (FIRREA") and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). FIRREA, among other things, abolished the Federal Savings and Loan Insurance Corporation and established two new insurance funds under the jurisdiction of the FDIC: the Bank Insurance Fund ("BIF"), which insures most commercial banks, including Anderson National Bank and Spartanburg National Bank, and the Savings Association
Insurance Fund ("SAIF"), which insures most thrift institutions. The Company expects that The Community Bank of Greenville, N.A. will be insured by the BIF.

         FIRREA permitted bank holding companies to acquire savings associations subject to appropriate regulatory approvals. The entities acquired may be operated as separate savings associations, converted into banks or, if certain conditions are satisfied, merged into existing bank affiliates.

         FIRREA   also   imposed,    with   certain   limited   exceptions,    a
"cross-guarantee" on the part of commonly controlled depository institutions, as discussed above under "Obligations of Holding Company to its Subsidiary Banks."

         FDICIA supplements the federal banking agencies' broad powers to take corrective action to resolve problems of insured depository institutions, generally authorizing earlier intervention in the affairs of a particular institution and imposing express requirements that are tied to the institution's level of capital. If a depository institution fails to meet regulatory capital requirements specified in FDICIA, regulatory agencies can require submission and funding of a capital restoration plan by the institution, place limits on its activities, require the raising of additional capital and, ultimately, require the appointment of a conservator or receiver for the institution. Where a capital restoration plan is required, the regulatory agency may require a bank holding company to guarantee as a condition of approval of the plan the lower of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. If the controlling bank holding company fails to fulfill its obligations with respect to such a plan and files (or has filed against it) a petition under the federal Bankruptcy Code, the claim would be entitled to a priority in such bankruptcy proceeding over third party creditors of the bank holding company.

         FDICIA required each federal banking agency, including the Federal Reserve, to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. The Federal Reserve, the FDIC and the OCC have issued a joint rule amending the capital standards to specify that the banking agencies will include in their evaluations of a bank's capital adequacy an assessment of the exposure to declines in the economic value of the bank's capital due to changes in interest rates. The agencies have also issued for comment a proposed joint policy statement that describes the process the banking agencies will use to measure and assess the exposure of a bank's net economic value to changes in interest rates. The banking agencies have also indicated that, through a subsequent rulemaking process, they intend to issue a proposed rule that would establish an explicit capital charge for interest rate risk based on the level of a bank's measured interest rate risk exposure.

         The Federal Reserve, the FDIC, the OCC and the Office of Thrift Supervision have also issued a joint rule amending the risk-based capital guidelines to take account of concentration of credit risk and the risk of non-traditional activities. The rule amends each agency's risk-based capital standards by explicitly identifying concentration of credit risk and the risk arising from other sources, as well as an institution's ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution's overall capital adequacy.

         FDICIA also restricts the acceptance of brokered deposits by insured depository institutions and contains a number of consumer banking provisions, including disclosure requirements and substantive contractual limitations with respect to deposit accounts.

         FDICIA also required each of the federal banking agencies to develop regulations addressing certain safety and soundness standards for insured depository institutions and depository institution holding companies, including operational and managerial standards, asset quality, earnings and stock valuation standards, as well as compensation standards (but not dollar levels of compensation). On September 23, 1994, the Riegle Community Development and Regulatory Improvement Act of 1994 amended the 1991 Banking Law to authorize the agencies to establish safety and soundness standards by regulation or by guideline. Accordingly, the federal banking agencies have recently issued Interagency Guidelines Establishing Standards for Safety and Soundness, which set forth general operational and managerial standards in the areas of internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. The Guidelines also prohibit payment of excessive compensation as an unsafe and unsound practice. Compensation is defined as excessive if it is unreasonable or disproportionate to the services actually performed. Bank holding companies are not subject to the Guidelines. The Guidelines contemplate that each federal agency will determine compliance with these standards through the examination process, and if necessary to correct weaknesses, require an institution to file a written safety and soundness compliance plan. The Company does not expect the Guidelines to materially change current operations of the Banks.

Enforcement Policies and Actions

         FIRREA significantly increased the enforcement powers of the OCC, the Federal Reserve and the other federal depository institution regulators, and authorizes the imposition of civil money penalties of from $5,000 per day up to $1,000,000 per day for violations of federal banking laws and regulations. Persons who are affiliated with depository institutions and are found to have violated federal banking laws and regulations can be removed from any office held in such institution and banned for life from participating in the affairs of such an institution. The banking regulators have not hesitated to use the new enforcement authorities provided them under FIRREA.

Community Reinvestment Act

         The Banks are subject to the requirements of the Community Reinvestment Act (the "CRA"). The CRA requires that financial institutions have an affirmative and ongoing obligation to meet the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. Each financial institution's efforts in meeting the community credit needs are evaluated as part of the examination process pursuant to twelve assessment factors. These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility. Both Banks received ratings of satisfactory in their most recent evaluations.

         The federal banking agencies, including the OCC, have recently issued a joint rule that changes the method of evaluating an institution's CRA performance. The new rule evaluates institutions based on their actual performance (rather than efforts) in meeting community credit needs. Subject to certain exceptions, the OCC assesses the CRA performance of a bank by applying lending, investment and service tests. The lending test evaluates a bank's record of helping to meet the credit needs of its assessment area through its lending activities by considering a bank's home mortgage, small business, small farm, community development, and consumer lending. The investment test evaluates a bank's record of helping to meet the credit needs of its assessment area through qualified investments that benefit its assessment area or a broader statewide or regional area that includes the bank's assessment area. The service test evaluates a bank's record of helping to meet the credit needs of its assessment area by analyzing both the availability and effectiveness of a bank's systems for delivering retail banking services and the extent and innovativeness of its community development services. The OCC assigns a rating to a bank of "outstanding," satisfactory," "needs to improve," or "substantial noncompliance" based on the bank's performance under the lending, investment and service tests. To evaluate compliance with the tests, subject to certain exceptions, banks will be required to collect and report to the OCC extensive demographic and loan data.

         For banks with total assets of less than $250 million that are affiliates of a holding company with banking and thrift assets of less than $1 billion, such as the Banks and Company, the OCC evaluates the bank's record of helping to meet the credit needs of its assessment area pursuant to the following criteria: (1) the bank's loan-to-deposit ratio, adjusted for seasonal variation and, as appropriate, other lending-related activities, such as loan originations for sale to the secondary markets, community development loans, or qualified investments; (2) the percentage of loans and, as appropriate, other lending-related activities located in the bank's assessment area; (3) the bank's record of lending to and, as appropriate, engaging in other lending-related activities for borrowers of different income levels and businesses and farms of different sizes; (4) the geographic distribution of the bank's loans; and (5) the bank's record of taking action, if warranted, in response to written complaints about its performance in helping to meet credit needs in its assessment area. Small banks may also elect to be assessed under the generally applicable standards of the rule, but to do so a small bank must collect and report extensive data.

         A bank may also submit a strategic plan to the OCC and be evaluated on its performance under the plan.

Other Laws and Regulations

         Interest and certain other charges collected or contracted for by the Banks are subject to state usury laws and certain federal laws concerning interest rates. The Banks' operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, CRA requiring financial institutions to meet their obligations to provide for the total credit needs of the communities they serve, including investing their assets in loans to low- and moderate-income borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Banks also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

         From time to time, bills are pending before the United States Congress which contain wide-ranging proposals for altering the structure, regulation and competitive relationships of the nation's financial institutions. Among such bills are proposals to prohibit banks and bank holding companies from conducting certain types of activities, to subject banks to increased disclosure and reporting requirements, to alter the statutory separation of commercial and investment banking, and to further expand the powers of banks, bank holding companies and competitors of banks. It cannot be predicted whether or in what form any of these proposals will be adopted or to the extent to which the business of the Company and its subsidiaries may be affected thereby.

Fiscal and Monetary Policy

         Banking is a business which depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank's earnings. Thus, the earnings and growth of the Company will be subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open-market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits. The nature and timing of any changes in such policies and their impact on the Company cannot be predicted.

Consumer Finance Regulation

         The Company's consumer finance subsidiary, Quick Credit, is supervised by the State Board of Financial Institutions. Quick Credit is required to file annual reports with, and is subject to annual examinations by the State Board of Financial Institutions. Quick Credit must comply with all federal and state regulations pertaining to extensions of credit. South Carolina law limits consumer finance companies to one outstanding loan per customer, and places limitations on the interest rates charged by such companies.

Item 2.  Properties

         The Company's principal executive offices are located in a building in the downtown area of Anderson, South Carolina, and contain approximately 17,700 square feet of space. The building is owned by Anderson National Bank and is occupied exclusively by the Company and Anderson National Bank.

         Anderson National Bank maintains three branch offices; one in Anderson containing 5,800 square feet of space, which is owned by the bank; another office in the town of Pelzer, South Carolina, containing approximately 2,000 square feet of space, which is leased by the bank, and another office in the town of Williamston, South Carolina, containing approximately 1,300 square feet of space, which is leased by the bank.

         Spartanburg National Bank has a main office and a branch facility both located in Spartanburg, South Carolina with square footage of 8,800 and 3,300, respectively. Both are owned by Spartanburg National Bank and occupied exclusively by Spartanburg National Bank.

         Quick Credit Corporation maintains offices in Anderson, Greenville, Greenwood, Laurens, Seneca, Easley, Florence, Spartanburg, Marion, Sumter, Cayce, Kingstree, Orangeburg, North Charleston, Abbeville, Newberry, Hartsville, Rock Hill, Gaffney, Aiken, Camden, and Columbia, South Carolina. The combined square footage of these twenty-two offices is approximately 29,000 square feet. All offices are leased with the terms of the various leases expiring in years 1996 through 2001.

         The Company has purchased a lot at 211 Patewood Drive, Greenville, South Carolina 29616, on which it is building the offices for The Community Bank of Greenville. Upon completion of the bank's organization, the

Company plans to convey the lot and building to the bank at the Company's cost. The building will contain approximately 6,800 square feet of space and will be occupied exclusively by The Community Bank of Greenville.

Item 3.  Legal proceedings

         Although the Company is from time to time a party to various legal proceedings arising out of the ordinary course of business, management believes there is no proceeding threatened or pending against the Company that could result in a materially adverse change in the business or financial condition of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of shareholders in the fourth quarter of the Company's fiscal year.


                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Shareholder Matters

     The Common Stock of the Company began trading on the Nasdaq National Market segment of the Nasdaq Stock Market under the trading symbol FUSC on February 8, 1995. From June 16, 1994 through February 7, 1995, the Company's stock was traded on the Nasdaq Small Cap segment of the Nasdaq Stock Market. Prior to the listing on Nasdaq there was no established public trading market for the Company's stock. The following table sets forth the high and low bid quotations for the common stock for the indicated 1994 periods, adjusted for the three for two stock split on November 22, 1994, and the high and low actual trade ranges for the common stock for the 1995 periods. The source of the quotations is the National Association of Securities Dealers, Inc. monthly statistical reports.

                           1994                                         1995
                           ----                                         ----
          1st Qtr.  2nd Qtr.  3rd Qtr.  4th Qtr.       1st Qtr.  2nd Qtr.  3rd Qtr.  4th Qtr.
          --------  --------  --------  --------       --------  --------  --------  --------

High         ---     $7.66     $8.00     $8.50          $11.88    $14.00    $15.50    $18.25

Low          ---      6.66      7.66      8.32            8.50     10.50     12.75     14.25


     As of December 31, 1995, First United Bancorporation had approximately 600 shareholders of record. Two 5% stock dividends were paid in 1995. The Company paid an initial cash dividend of $.03 per share on January 13, 1995 to shareholders of record as of December, 1994 and paid quarterly cash dividends of $.03 per share for the four quarters in 1995. Future cash dividends will be determined by the Company's Board of Directors in light of circumstances existing from time to time, including the Company's growth, profitability, financial condition, results of operations and other factors deemed relevant by the Company's Board of Directors. See Item 1. Business - Payment of Dividends and Note 14 of the Notes to Consolidated Financial Statements for information about limits on payment of dividends by the Company's subsidiaries.

Item 6.  Selected Financial Data

                      SELECTED CONSOLIDATED FINANCIAL DATA

        The following tables set forth certain selected consolidated financial data concerning the Company. The selected consolidated financial data has been derived from consolidated financial statements which have been audited. This information should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition and is qualified in its entirety by reference to the more detailed consolidated financial statements and the notes thereto contained elsewhere in this report (in thousands, except per share data).



                                                              Years Ended December 31,
INCOME STATEMENT DATA:                                   1991        1992          1993         1994          1995
                                                         ----        ----          ----         ----          ----
     Interest income.............................   $  14,932   $   13,438   $    13,280    $   15,545   $    19,666
     Interest expense............................       8,080        5,755         4,525         4,769         7,038
     Net interest income before
          provision for loan losses..............       6,852        7,683         8,755        10,776        12,628
     Provision for loan losses...................       2,515          391           282           397           779
     Net interest income.........................       4,337        7,292         8,473        10,379        11,849
     Non-interest income ........................       1,049        1,362         2,019         1,738         1,883
     Non-interest expense .......................       5,902        7,037         8,032         8,957        10,028
     Income (loss) before income taxes...........        (516)       1,617         2,460         3,160         3,704
     Provision for income
          taxes (benefit)........................        (171)         579           850         1,082         1,291
     Cumulative effect of change in
          accounting method......................          -            -            (56)           -             -
     Net income (loss) ..........................   $    (345)  $    1,038   $     1,666    $    2,078   $     2,413

PER SHARE DATA:
     Net income (loss) per common share:(2)
          Primary  .............................    $   (0.15)        0.46       $  0.73           0.89           0.99
          Fully diluted..........................       (0.15)        0.46          0.73           0.89           0.98
     Average common shares outstanding (ooo's) (2)
          Primary  .........................            2,278        2,278         2,278          2,326          2,435
          Fully diluted..........................       2,278        2,278         2,278          2,326          2,450
     Cash dividends declared per common
          share (1).............................     $      -            -             -           0.03           0.12
OTHER DATA:
     Return on average assets....................        (.24)%        .71%         1.13%          1.32%          1.36%
     Return on average shareholders'
          equity   ..............................       (3.58)       10.44         14.83          15.92          15.72
     Average equity to assets ratio..............        6.83         6.86          7.63           8.27           8.62

                                                                   At December 31,
BALANCE SHEET DATA:                                      1991          1992        1993           1994          1995
                                                         ----          ----        ----           ----          ----

     Securities held to maturity.................  $    24,374   $    17,796  $     9,528    $     9,233   $     9,481
     Securities available for sale...............           -         13,359       23,227         22,081        19,032
     Net loans     ..............................      101,645        90,007      100,488        117,896       145,674
     Total assets  ..............................      146,040       143,449      150,038        165,203       194,414
     Deposits      ..............................      128,736       123,752      127,424        137,666       160,381
     Total liabilities...........................      136,617       132,991      137,752        151,612       178,007
     Total shareholders' equity..................        9,423        10,458       12,286         13,591        16,407
- - - - -

(1) The Company declared an initial $.03 per share dividend in the fourth quarter of 1994 and declared dividends of .03 per share per quarter in 1995. Prior to 1994 the Company had not declared any cash dividends.

(2) Per share data has been adjusted to reflect the payment of 5% stock dividends in 1992 and 1993, the 10% stock dividend and the three for two stock split in 1994, and the two 5% stock dividends in 1995.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Management's Discussion and Analysis is provided to afford the Company's shareholders a concise understanding of the major elements of the Company's results of operations, financial condition, liquidity and capital resources. The following discussion should be read in conjunction with the consolidated financial statements, related notes included elsewhere herein and the Company's 1995 Form l0-K.

Discussion of Changes in Financial Condition

        Total assets increased $29,211,000, or 17.7%, from December 31, 1994 to December 31, 1995. Total loans, the largest single category of assets, increased $28,154,000, or 23.5%, during the period ended December 31, 1995, largely as a result of an increase in the amount of outstanding loans at the Company's banking subsidiaries. Total loans outstanding at December 31, 1995 for Spartanburg National Bank amounted to $73,689,000, a $17,751,000, or 31.7%, increase over the $55,938,000 reported at December 31, 1994. Anderson National Bank, which experienced a 24.3% increase in its outstanding loans for the year ended December 31, 1994, continued to experience strong loan growth during 1995 as total outstanding loans, net of inter-company loans, increased $8,205,000, or 14.9%, to $63,134,000 at December 31, 1995. Quick Credit Corporation, which added five additional offices during 1995, increased its outstanding loans $2,198,000, or 24.5%, to $11,171,000 at December 31, 1995

        The Company's securities portfolios, collectively, at amortized cost, decreased $3,716,000, or 11.5%, for the period ended December 31, 1995, largely as a result of maturities in the portfolios. Funds generated from maturing securities during the period were used to help fund the loan portfolios of the banking subsidiaries. Cash and due from banks increased $1,767,000, or 38.5%, to $6,353,000 at December 31, 1995, as a result of an increase in the amount of uncollected funds at the quarter end. Federal funds sold increased $520,000, or 11.4%, to $5,100,000 at December 31, 1995, as excess short term operating funds of the Company were invested in this category of earning assets.

        Premises, furniture and equipment increased $1,916,000, or 52.2%, during 1995. $1,216,000, or 63.5%, of this increase is attributable to the purchase by the Company of a piece of property on which it is constructing the main office of its new bank subsidiary and the related construction costs of that facility through December 31, 1995. The remaining increase is largely attributable to $453,000 in renovations costs associated with the renovations made by Anderson National Bank to its main office facilities during 1995, and the purchase of a piece of property by Spartanburg National Bank on which it will construct its second branch facility during 1996 which totaled $211,000. The Company expects to incur additional fixed asset costs of approximately $750,000 in connection with the Greenville bank subsidiary during 1996, and expects to incur fixed asset costs of approximately $600,000 in connection with the construction of the new branch facility for Spartanburg National Bank in 1996.

        Other real estate owned amounted to $74,000 at December 31, 1995 and December 31, 1994. Management continues to pursue liquidation of this one piece of property.

        Total liabilities increased $26,395,000, or 17.4%, in 1995 largely as a result of a $22,715,000, or 16.5%, increase in total deposits and increases in the various categories of borrowed funds.

        Time deposits of $100,000 or more, comprised largely of certificates of deposit and representing 14.9% of total deposits at December 31, 1995, increased $7,210,000, or 43.3%, from December 31, 1994, to $23,855,000 at December 31,
1995. The increase in time deposits of $100,000 or more resulted from increased emphasis being placed on this funding alternative at both Anderson National Bank and Spartanburg National Bank. Such deposits are potentially volatile and significant repricing could result in a loss of a significant portion thereof. Both banking subsidiaries also experienced an increase in other time deposits, comprised mainly of certificates of deposit of less than $100,000, and NOW accounts during the period as a result of an increase in the rates paid for these types of accounts and renewed marketing efforts for these types of deposits.

        Securities Sold Under Agreements to Repurchase, comprised largely of overnight repurchase agreements, decreased $202,000 or 6.1%, from December 31, 1994 to December 31, 1995 as a result of decreases in temporary year-end investments of funds by customers of the Company's banking subsidiaries. Federal Home Loan Bank borrowings increased $1,960,000, or 206.3%, during 1995 as a result of $2,000,000 in additional short-term borrowings by Spartanburg National Bank, which proceeds were used to help fund the loan growth experienced by this subsidiary in 1995. Obligations under capital leases declined $152,000, or 87.9%, during 1995 largely as a result of the early termination of leases relating to the Company's data processing equipment, which was purchased and ultimately sold during the second quarter of 1995. Other borrowed funds, comprised of various types of borrowings by Quick Credit Corporation from unaffiliated third parties, Federal funds purchased and borrowings by the parent company from a third party lender, collectively, increased $1,620,000, or 20.6%. Of the $1,620,000 increase, $970,000 is attributable to additional borrowings by Quick Credit Corporation with the remaining $650,000 being attributable to borrowings by the parent company. At December 31, 1995 the Company had no Federal funds purchased as the $150,000 balance outstanding at December 31, 1994 was repaid during 1995.

        Shareholders' equity increased $2,816,000 from December 31, 1994 to December 31, 1995 as a result of net earnings in 1995 of $2,413,000, a decrease in the amount of unrealized losses, net of income taxes, on the Company's "available for sale" securities portfolio of $577,000, and the exercise of stock options under the Company's Employee Stock Option Plans in the amount of $98,000. These increases were partially offset by the payment of cash dividends and cash-in-lieu of stock on the Company's 5% stock dividends in June and October of 1995, collectively, totaling $272,000.

Results of Operations

        The following discussion relates to the results of operations for the year ended December 31, 1995 compared with the year ended December 31, 1994, and the year ended December 31, 1994 compared with the year ended December 31, 1993.

1995 compared with 1994

General

        The Company's consolidated operations for twelve-months ended December 31, 1995 resulted in net income of $2,413,000, a 16.1% increase over the $2,078,000 in net income recorded in 1994. The increase in consolidated earnings for 1995 is attributable to a $1,852,000, or 17.2%, increase in the Company's consolidated net interest income resulting largely from an increase in consolidated loan interest income of $4,171,000, or 30.9%, at the Company's three subsidiaries. For the year ended December 31, 1995, the Company recorded and absorbed expenses, net of income tax benefits, totaling $116,000 which were associated with the formation and organization of its new bank subsidiary, The Community Bank of Greenville. The Company's management expects to incur and absorb additional organizational expenses and early operating losses, net of income tax benefits, of approximately $350,000 during 1996 associated with its new bank subsidiary.

        Anderson National Bank recorded net earnings of $1,120,000 for the year-ended December 31, 1995, a $287,000, or 34.5%, increase over the $833,000 recorded in 1994. The increase in earnings for this subsidiary resulted primarily from an increase in this subsidiary's net interest income of $361,000, or 9.5%, and a negative provision for loan losses of $150,000 recorded in 1995 as a result of the continued improvement in the quality of this subsidiary's loan portfolio.

        Spartanburg National Bank recorded net earnings of $892,000 for the year-ended December 31,1995, a $125,000, or 16.3%, increase over the $767,000 recorded in 1994. The increase in earnings for this subsidiary resulted from an increase in net interest income of $546,000, or 16.7%. The increase in net interest income for this subsidiary is attributable to an increase in loan interest income of $1,607,000, or 34.2%. The increase in revenues derived from Spartanburg National Bank's loan portfolio resulted from an increase in the volume of outstanding loans in 1995 coupled with an increase in loan yields.

        The Company's consumer finance subsidiary, Quick Credit Corporation, recorded net earnings of $546,000 for the year- ended December 31, 1995, a $24,000, or 4.6%, increase over the $522,000 recorded for 1994. Although this subsidiary experienced an increase in its net interest income of $929,000, or 25.1%, and experienced an increase in other income items of $44,000 or 15.0%, in 1995, the effects of these increases were almost entirely offset by an increase in the provision for loan losses of $381,000, or 109.8% (see "Provision and Allowance for Loan Losses, Loan Loss Experience").

Interest Income, Interest Expense and Net Interest Income

        Net interest income, the major component of the Company's income, is the amount by which interest and fees on interest-earning assets exceed the interest paid on interest-bearing deposits and other interest-bearing funds. The Company's net interest income increased 17.2% to $12,628,000 for the year-ended December 31, 1995 compared to $10,776,000 for the year-ended December 31, 1994. The increase is attributable to an increase in interest income on loans resulting from an increase in the volume of outstanding loans at each of the Company's subsidiaries during 1995, coupled with an increase in loan yields on the Company's banking subsidiaries' loan portfolios resulting from increases in the prime lending rate during the early part of 1995.

        The Company's total interest income increased $4,121,000, or 26.5%, to $19,666,000 in 1995 compared to $15,545,000 for 1994. The increase is largely attributable to a $4,171,000, or 30.9%, increase in loan interest income resulting from a $23,285,000, or 21.2%, increase in the volume of average outstanding loans in 1995 coupled with an increase in the average yield on loans in 1995 of 13.1% over 1994. The average yield on loans for 1995 was 13.88% compared to 12.27% for 1994.

        Average balances on securities and federal funds sold, collectively, decreased by $2,983,000, or 8.3%, in 1995 over 1994. As a result of the decrease in the volume of these categories of earning assets, interest income associated with these two categories, collectively, decreased $50,000.

        Interest expense on deposits increased $1,793,000, or 44.0%, to $5,871,000 in 1995 compared to $4,078,000 for 1994. The increase is attributable to increases in the Company's costs of interest-bearing deposits resulting from increases in market interest rates in 1995 and an increase of $11,062,000, or 9.6%, in the volume of average interest-bearing deposits for 1995. The weighted average cost of interest-bearing deposits for 1995 was 4.64% compared to 3.53% for 1994.

        Although average balances on Securities Sold Under Repurchase Agreements decreased $266,000, or 7.6%, in 1995 when compared to 1994, interest expense on this category of interest-bearing liabilities increased $50,000, or 42.4%, as a result of higher market rates of interest paid during 1995. Interest expense incurred by the Company's banking subsidiaries on average borrowings of $3,081,000 from the Federal Home Loan Bank of Atlanta for 1995 amounted to $211,000. The Company's banking subsidiaries had nominal Federal Home Loan Bank of Atlanta borrowings during 1994 with interest expense for 1994 amounting to $29,000. Interest expense on the various categories of other interest-bearing liabilities, which includes Capitalized Leases, Subordinated Debt, Federal Funds Purchased and Other Borrowed Funds, collectively, increased $189,000, or 34.7%, in 1995 when compared to 1994. The increase in interest expense associated with these other interest-bearing liabilities is attributable largely to an increase in the volume of average borrowings by Quick Credit Corporation, primarily from a third party lender, coupled with an increase in the rate paid for these funds in 1995 as a result of increases in the prime lending rate during 1995. Interest paid by Quick Credit Corporation on borrowings from unaffiliated third parties amounted to $768,000 in 1995 compared to $523,000 in 1994, an increase of $245,000, or 46.9%.

Provision and Allowance for Loan Losses

        The net provision for loan losses was $779,000 in 1995 compared to $397,000 in 1994, a $382,000, or 96.2% increase. This increase is attributable to increases in the provisions made by Spartanburg National Bank and Quick Credit Corporation in 1995 when compared to 1994. The increase made by Spartanburg National Bank was a result of the significant loan growth experienced by this subsidiary during 1995. Spartanburg National Bank made provisions of $201,000 in 1995 compared to $50,000 in 1994. Quick Credit Corporation made provisions of $728,000 in 1995 compared to $347,000 in 1994, an increase of $381,000, or 109.8%. The increase in Quick Credit Corporation's provision in 1995 resulted from an increase in the number and volume of loans charged off and an increase in the volume of outstanding loans during 1995 (see "Provision and Allowance for Loan Losses, Loan Loss Experience"). Anderson National Bank recorded a negative provision for loan losses in 1995 of $150,000 as a result of continued improvement in the overall quality of its loan portfolio. Anderson National Bank made no provisions in 1994.

        At December 31, 1995, the allowance for loan losses as a percentage of outstanding loans was 1.57% compared to 1.62% at December 31, 1994. The purpose of the Company's allowance for loan losses is to absorb loan losses that occur in the loan portfolios of its subsidiaries. Management determines the adequacy of the allowance quarterly and considers a variety of factors in establishing the level of the allowance for losses and the related provision, which is charged to expense. Factors considered in determining the adequacy of the reserve for loan losses include: (1) previously classified loans deemed less than 100% collectible, (2) loans reflecting a recurring delinquent status, (3) past-due loans on which interest is not being collected in accordance with the terms of the loan, and loans the terms of which have been modified by reducing the interest rates or deferring interest, (4) excessive loan renewals or payment extensions, (5) general and local economic conditions, (6) risk in consumer credit products, (7) subjective considerations as a result of internal discussions with the Company's loan officers, (8) known loan deteriorations and/or concentrations of credit, (9) historical loss experience based on volume and types of loans, (10) trends in portfolio volume, maturity and composition,
(11) projected collateral values, (12) off balance sheet risk, and (13) depth and experience of the Company's existing lending staff. By considering the above factors, management attempts to determine the amount of reserves necessary to provide for potential losses in the loan portfolios of its subsidiaries, however the amount of reserves may change in response to changes in the financial condition of larger borrowers, changes in the Company's local economies and expected industry trends. In addition, the allowance for loan losses is subject to periodic examination by various regulatory authorities and may be subject to adjustments based upon information available to them at the time of their examination.

        At December 31, 1995 the Company had $241,000 in non-accrual loans, which are considered impaired loans, $271,000 in loans past due 90 days or more and still accruing interest and $74,000 in OREO, compared to $281,000, $144,000, and $74,000, respectively, at December 31, 1994. Loans on non-accrual amounted to 0.17% of total loans at December 31, 1995, compared to 0.23% at December 31, 1994. At December 31, 1995 and 1994 the Company did not have a material amount of restructured loans.

        In the cases of all non-performing loans, management of the Company has reviewed the carrying value of any underlying collateral. In those cases where the collateral value may be less than the carrying value of the loan, the Company has taken specific write downs to the loans, even though such loans may still be performing. Management of the Company does not believe it has any non-accrual loan which, individually, could materially impact the reserve for loan losses or long term future operating results of the Company.

        The Company records real estate acquired through foreclosure at the lower of cost or estimated fair value less estimated selling costs. Estimated fair value is based upon the assumption of a sale in the normal course of business and not on a quick liquidation or distress basis. Estimated fair value is established by independent appraisal at the time acquisition is completed. Management believes that other real estate owned at December 31, 1995 will not require significant write-downs in future accounting periods.

Other Income

        Total consolidated other income increased $145,000, or 8.3%, in 1995. The increase in 1995 resulted primarily from an increase of $55,000, or 7.5%, in service charges and fees on deposit accounts at the Company's banking subsidiaries, an increase in commissions received on the sale of credit related insurance by Quick Credit Corporation of $59,000, or 26.0%, as a result of the increase in the volume of loans at this subsidiary during 1995 and refunds of FDIC premiums at the Company's banking subsidiaries, which totaled $85,000 in 1995. The Company experienced a decline in fee income generated from the sale of alternative investment products (mutual funds and annuities) of $30,000, or 27.8%, during 1995 as a result of a decrease in the volume of sales of these types of products. The Company's mortgage lending activities, which had been sluggish during the first six months of 1995, rebounded during the second half of 1995 and as a result, fee income generated by this activity for 1995 amounted to $199,000, a 17.1% increase over the $170,000 generated in 1994. During 1995, the Company recorded gains on the sale of Other Real Estate Owned of $25,000 compared to gains on the sale of Other Real Estate Owned in 1994 of $52,000. The Company also recorded gains on the sale of SBA loans during 1995 of $64,000 compared to $61,000 recorded in 1994.

Other Expenses

        Total other expenses increased $1,071,000, or 12.0%, in 1995 over 1994. Salaries, wages and benefits, the largest category of other expenses, increased $701,000, or 13.9%, in 1995 over 1994. Of the increase in personnel expense, $321,000, or 45.8%, resulted from additions to the staff of Quick Credit Corporation associated with the opening of five new offices in 1995 and approximately 12.6% of the increase in personnel expenses resulted from personnel expenses associated with the formation of the Company's proposed new bank subsidiary. The remaining increase in personnel expenses is attributable to increases in personnel expenses at the Company's two banking subsidiaries.

        Occupancy expense increased $68,000, or 12.1%, in 1995 over 1994 largely as a result of expenses associated with the five new additional offices for Quick Credit Corporation established during 1995.

        Furniture and equipment expense decreased $104,000, or 14.8%, in 1995 over 1994 largely as a result of a decline in depreciation expense associated with the Company's data processing equipment which was sold during the second quarter of 1995.

        Other operating expenses, the second largest category of other expenses, increased $302,000, or 9.1%, in 1995. This increase is largely the result of costs associated with the additional offices of Quick Credit Corporation opened in 1995, higher expenses associated with growth at the Company's banking subsidiaries and costs associated with the outsourcing of the Company's data processing function.

Income Taxes

        As a result of increased income before income taxes, the Company incurred income tax expense of $1,291,000 for an effective tax rate of 34.9% in 1995 compared to income tax expense of $1,082,000 and an effective tax rate of 34.2% in 1994.

1994 compared with 1993

General

        The consolidated Company's operations during 1994 resulted in net income of $2,078,000, a 24.7% increase over the $1,666,000 in net income recorded for 1993. The improvement in earnings from 1993 levels is primarily attributable to an increase in loan interest income of $2,415,000, or 21.8%, which resulted in a $2,021,000, or 23.1%, increase in the Company's net interest income.

        Anderson National Bank recorded net earnings of $833,000 for 1994, compared to $655,000 for 1993, a 27.2% increase. The improvement in earnings for this subsidiary resulted primarily from an increase of $527,000, or 13.0%, in interest income on loans as a result of the strong loan growth experienced by this subsidiary during 1994.

        Spartanburg National Bank recorded net earnings of $767,000 in 1994, compared to $553,000 for 1993, a 38.7% increase . The increase in earnings for this subsidiary resulted from an increase in interest income on loans of $717,000, or 18.0%, which in turn resulted in a $546,000, or 20.0%, increase in this subsidiary's net interest income. The increase in revenues derived from Spartanburg National Bank's loan portfolio resulted from an increase in the volume of outstanding loans in 1994 coupled with an increase in loan yields as a result of increases in the prime lending rate during 1994.

        Quick Credit Corporation recorded net earnings of $522,000 for 1994, an 8.1% increase over the $483,000 recorded in 1993. The increase in earnings for this subsidiary resulted from an increase in interest income on loans resulting from an increase in the volume of outstanding loans in 1994 when compared to 1993 and an increase in other income, primarily commissions received from the sale of credit related insurance, on the larger volume of outstanding loans in 1994.

Net Interest Income

        Net interest income, the major component of the Company's income, is the amount by which interest and fees on earning assets exceed the interest paid on deposits and other funds. The Company's net interest income increased $2,021,000, or 23.1% to $10,776,000 for the year ended December 31, 1994 compared to net interest income of $8,755,000 for the year ended December 31, 1993. The increase is the result of an increase in interest income on loans resulting from an increase in the volume of outstanding loans in 1994 coupled with an increase in loan yields on the Company's variable rate loan portfolios resulting from increases in the prime lending rate during 1994.

        Interest income increased  $2,265,000,  or 17.1%, to $15,545,000 in 1994 compared to $13,280,000 in 1993. As previously disclosed, this increase was primarily the result of a $2,415,000, or 21.8%, increase in loan interest income resulting from a $14,750,000, or 15.5%, increase in the volume of average outstanding loans in 1994 coupled with an increase in loan yields on the Company's variable rate loan portfolios resulting from increases in the prime lending rate during 1994. The average yield on loans for 1994 was 12.27% compared to 11.64% for 1993.

        Average balances on securities and federal funds sold, collectively, decreased by $3,862,000, or 9.7%, in 1994 when compared to 1993, as funds from these earning assets were used to help fund the increase in loans during 1994. As a result, interest income on these categories of earning assets, collectively, decreased $150,000, or 6.8%.

        Interest expense on deposits increased $28,000, or 0.7%, to $4,078,000 in 1994 compared to $4,050,000 in 1993. Although average interest bearing deposits increased $3,274,000, or 2.9%, during 1994, interest expense on the Company's deposits increased only slightly as a result of the continued decline in market interest rates experienced during 1993 and into the early part of 1994 and a corresponding mismatch of repricing opportunities associated with certificates of deposit. Although short term market interest rates increased sharply during the second half of 1994, the rates paid on interest-bearing deposits did not increase at the same rate or at the same time as rates earned on interest earning assets, largely as a result of mismatched repricing opportunities associated with certificates of deposit. The weighted average cost of interest bearing deposits for 1994 was 3.53% compared to 3.61% in 1993. The Company expects its cost of deposits to increase as certificates of deposit reprice to higher market interest rates.

        Interest expense on the various categories of interest bearing liabilities, excluding interest bearing deposits, collectively, increased $216,000, or 45.5%, as a result of higher levels of average balances associated with these categories of interest-bearing liabilities during 1994 coupled with higher rates of interest on these types of interest bearing liabilities. Average balances for these categories of interest bearing liabilities increased $2,599,000, or 35.2%, in 1994 over 1993 average balances. The weighted average cost, collectively, for these interest-bearing liabilities was 6.91% in 1994 compared to 6.42% in 1993.

Provision and Allowance for Loan Losses

        The provision for loan losses was $397,000 in 1994 compared to $282,000 in 1993, a $115,000, or 40.8% increase. The increase is attributable to an increased provision of $158,000, or 83.6% increase over the 1993 provision, made by Quick Credit Corporation as a result of an increase in the volume of outstanding loans in 1994. Anderson National Bank made provisions of $10,000 in 1993, but made no provision in 1994. Spartanburg National Bank made provisions of $50,000 in 1994 compared to $83,000 in 1993.

        At December 31, 1994, the allowance for loan losses as a percentage of outstanding loans was 1.62% compared to 1.65% at December 31, 1993. The purpose of the Company's allowance for loan losses is to absorb loan losses that occur in the loan portfolios of its subsidiaries. Management determined the adequacy of the allowance quarterly and considered a variety of factors in establishing a level of the allowance for losses and the related provision, which was charged to expense. Factors considered in determining the adequacy of the reserve for loan losses included: (1) previously classified loans deemed less than 100% collectible, (2) loans reflecting a recurring delinquent status, (3) past-due loans on which interest is not being collected in accordance with the terms of the loan, and loans whose terms have been modified by reducing the interest rates or deferring interest, (4) excessive loan renewals or payment extensions,
(5) general and local economic conditions, (6) risk in consumer credit products,
(7) subjective considerations as a result of internal discussions with the Company's loan officers, (8) known loan deteriorations and/or concentrations of credit, (9) historical loss experience based on volume and types of loans, (10) trends in portfolio volume, maturity and composition, (11) projected collateral values, (12) off balance sheet risk, and (13) depth and experience of the Company's existing lending staff. By considering the above factors, management attempts to determine the amount of reserves necessary to provide for potential losses in the loan portfolio, however the amount of reserves may change in response to changes in the financial condition of larger borrowers, changes in the Company's local economies and industry trends. In addition, the allowance for loan losses is subject to periodic examination by various regulatory authorities and may be subject to adjustments based upon information available to them at the time of their examination.

        At December 31, 1994 the Company had $281,000 in non-accrual loans, which are considered impaired loans, $144,000 in loans past due 90 days or more and still accruing interest and $74,000 in OREO, compared to $804,000, $84,000, and $427,000, respectively, at December 31, 1993. Loans on non-accrual amounted to 0.23% of total loans at December 31, 1994, compared to 0.79% at December 31, 1993. At December 31, 1994 and December 31, 1993 the Company did not have a material amount of restructured loans.

        In the cases of all non-performing loans, management of the Company has reviewed the carrying value of any underlying collateral. In those cases where the collateral value may be less than the carrying value of the loan the Company has taken specific write downs to the credits, even though such credits may still be performing. Management of the Company does not believe it has any non-accrual loan which, individually, could materially impact the reserve for loan losses or long term future operating results of the Company.

        The Company records real estate acquired through foreclosure at the lower of cost or estimated market value less estimated selling costs. Estimated market value is based upon the assumption of a sale in the normal course of business and not on a quick liquidation or distress basis. Estimated market value is established by independent appraisal at the time acquisition is completed. Management believes that other real estate owned at December 31, 1994 will not require significant write-downs in future accounting periods.

Other Income

        Total consolidated other income decreased $281,000, or 13.9%, in 1994, largely as a result of a $396,000, or 56.8%, decline in fee income generated, collectively, from the sale of alternative investment products and mortgage lending activities in 1994. As a result of increases in long-term mortgage interest rates and a slow down in home mortgage refinancing in 1994, fee income from the Company's mortgage lending activities declined 65.7%, or $325,000, to $170,000 in 1994 compared to $495,000 in 1993. Simultaneously, fee income generated from the sale of alternative investment products (mutual funds and annuities), which amounted to $131,000 in 1994, declined $71,000, or 35.1%, from the $202,000 recorded in 1993. The large decreases in these other income items in 1994 were partially offset by increases in service fee income generated by the Company's banking subsidiaries and increases in commissions received by Quick Credit Corporation from the sale of credit related insurance.

        Anderson National Bank, which recorded $95,000 in net gains on the sale of other real estate in 1993, experienced a $225,000, or 17.2%, decline in total other income in 1994. The decrease was largely the result of the non-recurring nature of income associated with the gains on the sale of other real estate such as that experienced in 1993 and decreases in fee income generated from the sale of alternative investment products and mortgage lending activities.

        Spartanburg National Bank experienced a $170,000, or 23.8%, decline in total other income in 1994 as a result of a $178,000, or 77.4%, decline in fees generated from its mortgage lending activities.

        Quick Credit Corporation experienced an $85,000, or 40.7%, increase in other income in 1994 largely as a result of an increase of $68,000, or 42.8%, in commissions received from the sale of credit related insurance resulting from a larger number of outstanding loans in 1994.

Other Expenses

        Total other expenses increased $925,000, or 11.5%, in 1994 over 1993 other expenses. Salaries, wages and benefits, the largest category of total other expenses, increased $662,000, or 15.1%, in 1994 over 1993. This increase resulted largely from additional staff required by Quick Credit Corporation associated with five new offices opened since the third quarter of 1993 and increases in the cost of employee benefit programs, largely health care coverage.

        Occupancy expense and furniture and equipment expenses, collectively, increased $73,000, or 6.1%, in 1994 over 1993 largely as a result of the new Quick Credit offices.

        Other miscellaneous operating expenses, the second largest category of total other expenses, increased $190,000, or 7.8%, in 1994 over 1993. This increase was also largely the result of costs associated with the five additional offices of Quick Credit Corporation opened since the third quarter of 1993.

Income Taxes

        As a result of increased income before income taxes, the Company incurred income tax expense of $1,082,000 in 1994 compared to income tax expense of $850,000 for 1993, a 27.3% increase.

        The Company adopted SFAS No. 109, "Accounting for Income Taxes" which superseded SFAS No. 96, "Accounting for Income Taxes" in the first quarter of 1993 on a prospective basis (see Accounting and Reporting Matters). As a result of adopting SFAS No. 109 the Company recorded a $56,000 reduction in income tax liability in 1993 which resulted in an extraordinary item on the Company's income statement for the year ended December 31, 1993.

Net Interest Income

Net interest income, the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets, is the principal source of the Company's operating income. Net interest income was $8,755,000, $10,776,000 and $12,628,000 for 1993, 1994 and 1995, respectively.

The Company's average interest rate spread, the difference between the average interest rate earned on interest-earning assets and the average interest rate paid on interest-bearing liabilities, has increased in recent years because of the Company's balance sheet structure and the trend towards lower rates. Changes in prior regulations have allowed commercial banks new accounts such as NOW accounts, Super NOW accounts and money market deposit accounts. These accounts, which are not subject to interest rate ceilings, have enabled banks to attract deposits which were previously in money market accounts of non-bank financial institutions. The result of these new accounts is a continuation of the trend toward higher costs of deposits. The Company believes it has emphasized proper management of interest rate spreads to offset the higher costs of deposits. The Company manages interest rate spreads by monitoring the maturity of assets and related liabilities, interest rates, risk exposure, liquidity, funding sources and capital resources. The objective of such monitoring is to maximize net interest income over an extended period of time while maintaining associated risk within prescribed policy limits. The average interest rate spread was 6.04% in 1993, 6.84% in 1994 and 6.82% in 1995. The following table presents the average balance sheets, the average yield and the interest earned on interest-earning assets, and the average rate and the interest paid on interest-bearing liabilities of the Company for the last three fiscal years.

                Average Balances and Net Interest Income Analysis
                             (dollars in thousands)



                                                                       Year Ended December 31,
                                                                                1993
                                                                              Interest
                                                                  Average     Income/      Average
                                                                  Balances     Expense    Rate/Yield
Assets:
    Cash and due from banks - demand ........................  $    5,984   $       -           - %
    Net loans (1)............................................      95,296       11,089       11.64
    Taxable securities.......................................      28,687        1,747        6.09
    Non-taxable investment securities(4).....................       4,199          222        5.29
    Federal funds sold and securities
       purchased under agreements
       to resell ............................................       6,992          222        3.18
    Bank premises and equipment, net ........................       3,682           -           -
    Other assets ............................................       3,837           -           -
    Allowance for loan losses ...............................      (1,552)          -           -
                                                               ----------    ---------        ----
           Total assets .....................................     147,125           -           -
                                                               ----------    ---------        ----
           Total interest-earning assets.....................  $  135,174    $  13,280        9.82%
                                                               ==========    =========        ====

Liabilities and Shareholders' Equity:
    Interest-bearing demand deposits.........................  $   19,753    $     495        2.51%
    Non-interest-bearing demand deposits.....................      14,836           -           -
    Savings deposits.........................................      24,390          700        2.87
    Time deposits............................................      68,023        2,855        4.20
    Securities sold under agreements to
       repurchase and federal funds
       purchased.............................................       2,666           79        2.96
    Capitalized lease payable................................         491           42        8.55
    Commercial paper ........................................         100            6        6.00
    Notes payable............................................       3,733          318        8.52
    Subordinated notes.......................................         400           30        7.50
    Other liabilities........................................       1,498           -           -
    Shareholders' equity ....................................      11,235           -           -
                                                               ----------   ----------        ----
           Total liabilities and
              shareholders' equity ..........................  $  147,125           -           -
                                                               ==========   ----------        ----

           Total interest-bearing
              liabilities ...................................  $  119,556   $    4,525        3.78%
                                                               ==========   ==========        ====

           Excess of interest-earning assets
              over interest-bearing liabilities..............  $   15,618
                                                               ==========
           Net interest income...............................               $    8,755
                                                                            ==========
           Interest rate spread (2) .........................                                 6.04  %
           Net yield on earning assets (3)...................                                 6.48  %

- - - - - - - - - -

(1)  Non-accruing loans have been included in the average balances.
(2) The interest rate spread is the interest-earning assets rate minus the interest-bearing liabilities rate.
(3) Net yield on total earning assets is computed by dividing net interest income by total average interest-earning assets.
(4) Yields on non-taxable investment securities have not been adjusted to arrive at a tax equivalent rate as the adjustment would be immaterial.


                Average Balances and Net Interest Income Analysis
                             (dollars in thousands)


                                                                                                                 At
                                        Year Ended December 31,                                               Year-end
                                        -----------------------                                               --------
                     1994                                                        1995                           1995
                     ----                                                        ----                           ----
                   Interest                                                    Interest
       Average      Income/            Average                  Average         Income/           Average
      Balances      Expense          Rate/Yield                Balances         Expense         Rate/Yield      Rate
      --------      -------          ----------                --------         -------         ----------      ----

   $    7,211     $      -                 - %             $      6,052        $      -                -%           -%
      110,046        13,504             12.27                   133,331          17,675            13.26        13.88
       26,496         1,558              5.88                    24,892           1,535             6.17         6.30
        4,890           245              5.01                     5,262             261             4.96         4.81


        4,630           238              5.14                     2,879             195             6.77         5.55
        3,740            -                 -                      4,645              -                -            -
        2,544            -                 -                      3,042              -                -            -
       (1,796)           -                 -                     (2,096)             -                -            -
   ----------     ---------             -----              ------------        ---------            -----
      157,761            -                 -                    178,007              -                -            -
   ----------     ---------             -----              ------------        ---------            -----        ----

   $  146,062     $  15,545             10.64%             $    166,364        $  19,666            11.82%       12.4%
   ==========     =========             =====              ============        =========            =====        ====


   $   22,678     $     529              2.33%             $     23,099        $    574             2.48%        2.46%
       17,727            -                 -                     20,102              -                -            -
       23,971           699              2.92                    23,218             785             3.38         3.74
       68,791         2,850              4.14                    80,185           4,512             5.63         5.90


        3,486           118              3.38                     3,220             178             5.53         4.94
          287            23              8.01                        49               4             8.16         7.00
           83             5              6.02                        -               -                -            -
        5,733           515              8.98                    10,404             945             9.09         9.42
          400            30              7.50                       446              40             8.97         8.99
        1,555            -                 -                      1,934              -                -            -
       13,050            -                 -                     15,350              -                -            -
   ----------     ---------              ----              ------------        --------             ----         ----

      157,761            -                 -                    178,007              -                -            -
   ----------     ---------              ----              ------------        --------             ----         ----


   $  125,429     $   4,769              3.80%             $    140,621        $  7,038             5.00%        5.27%
   ==========     =========              ====              ============        ========             ====         ====


   $   20,633                                              $     25,743
   ==========                                              ============

                  $  10,776                       6.84  %                      $  12,628            6.82%        7.13%
                  =========                       7.38  %                      =========            7.59%



        Net interest income is affected by changes in the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities. In addition, net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities. The following table sets forth the dollar amount of increase in interest income and interest expense resulting from changes in the volume of interest-earning assets and interest-bearing liabilities and from changes in yields and rates.


                                 Volume and Rate Variance Analysis
                                       (dollars in thousands)
                                                        1993 compared with 1994              1994 compared with 1995
                                                        -----------------------              -----------------------
                                                  Volume (1)     Rate (1)      Total      Volume(1)    Rate(1)      Total
                                                  ----------     --------      -----      ---------    -------      -----
Net loans (2) .................................   $ 1,789      $    626    $   2,415   $   3,020    $   1,151   $   4,171
Investment securities..........................       (76)          (90)        (166)       (101)          94          (7)
Federal funds sold and interest-earning
     deposits .................................       (19)           35           16        (295)         252         (43)
                                                  -------      --------    ---------   ---------    ---------   ---------
          Interest income .....................     1,694           571        2,265       2,624        1,497       4,121
                                                  -------      --------    ---------   ---------    ---------   ---------
Interest-bearing deposits......................       116           (88)          28         419        1,374       1,793
Other borrowings...............................       177            39          216         323          153         476
                                                  -------      --------    ---------   ---------    ---------   ---------
          Interest expense ....................       293           (49)         244         742        1,527       2,269
                                                  -------      --------    ---------   ---------    ---------   ---------
          Net interest income..................   $ 1,401      $    620    $   2,021   $   1,882    $     (30)  $   1,852
                                                  =======      ========    =========   =========    =========   =========


(1) The rate/volume variance for each category has been allocated on a consistent basis between rate and volume variances based on the percentage of rate or volume variance to the sum of the two absolute variances.
(2)   Non-accruing loans have been included.


Interest Rate Sensitivity and Asset/Liability Management

        An important aspect of achieving satisfactory levels of net income is the management of the composition and maturities of rate sensitive assets and liabilities in order to optimize net interest income as interest rates earned on assets and paid on liabilities fluctuate from time to time.

        The interest sensitivity gap is the difference between total interest sensitive assets and liabilities in a given time period. The objective of interest sensitivity management is to maintain reasonably stable growth in net interest income despite changes in market interest rates by maintaining the proper mix of interest sensitive assets and liabilities. Management seeks to maintain a general equilibrium between interest sensitive assets and liabilities in order to insulate net interest income from significant adverse changes in market rates.

The following table sets forth the Company's interest sensitivity position as of December 31, 1995.

                                   Interest Sensitivity Analysis
                                       (dollars in thousands)

                                                             Total
                                                            Sensitive       Over 12
                                                             Within        Months or
                                                            One Year     Non-sensitive     Total
                                                            --------     -------------     -----

Interest earning assets:
    Federal funds sold.................................  $     5,100     $       -      $    5,100
    Securities (1).....................................       11,162         17,453         28,615
    Loans receivable (2)...............................       78,532         69,462        147,994
                                                         -----------     ----------     ----------
    Interest-earning assets ...........................       94,794         86,915        181,709
                                                         -----------     ----------     ----------
Interest bearing liabilities:
    Deposits...........................................      128,905         10,527        139,432
    Securities sold under repurchase agreements........        3,096             -           3,096
    Other borrowed funds...............................       11,191          1,210         12,401
                                                         -----------     ----------     ----------
    Interest-bearing liabilities ......................      143,192         11,737        154,929
                                                         -----------     ----------     ----------
    Interest sensitivity gap...........................  $   (48,398)    $   75,178     $   26,780
                                                         ===========     ==========     ==========
    Interest sensitivity ratio.........................          .51
                                                         ===========


(1)  Amortized cost
(2)  Non-accrual loans have been included.

        At   December   31,   1995,   approximately   52%   of   the   Company's
interest-earning assets repriced or matured within one year compared to approximately 92% of interest-bearing liabilities.

        Asset/liability management is the process by which the Company monitors and controls the mix and maturities of its assets and liabilities. The essential purposes of asset/liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest sensitive assets and liabilities.

        Both of the Company's banking subsidiaries have established an Asset/Liability Management Committee. These Committees use a variety of tools to analyze interest rate sensitivity, including a static gap presentation and a simulation model. A "static gap" presentation reflects the difference between total interest-sensitive assets and liabilities within certain time periods. While the static gap is a widely-used measure of interest sensitivity, it is not, in management's opinion, a true indicator of a company's sensitivity position. It presents a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of savings and core time deposits may contractually change within a relatively short time frame, but those rates are significantly less interest-sensitive than market based rates such as those paid on non-core deposits. Accordingly, a liability sensitive gap position is not as indicative of a company's true interest sensitivity as would be the case for an organization which depends to a greater extent on purchased funds to support earning assets. Net interest income would also be impacted by other significant factors in a given interest rate environment, including the spread between the prime rate and the incremental borrowing cost and the volume and mix of earning asset growth. Accordingly, both of the Company's banking subsidiaries use an asset/liability simulation model which quantifies balance sheet and earnings variations under different interest rate environments to measure and manage interest rate risk.

        Quick Credit considers liquidity and interest rate risk in pricing its loans which are funded through retained earnings and borrowings under an existing line of credit with an unaffiliated bank.

Securities Portfolio

      The following table shows maturities of securities available for sale and held to maturity at amortized cost held by the Company at December 31, 1995, and the weighted average yields.


                               Securities Portfolio Maturity Schedule
                                       (dollars in thousands)

                                                                    After                 After
                                                                  One Year             Five Years
                                           Within                But Within            But Within                After
                                          One Year               Five Years             Ten Years              Ten Years
                                          --------               ----------             ---------              ---------
                                     Amount       Yield      Amount       Yield     Amount     Yield       Amount     Yield
                                     ------       -----      ------       -----     ------     -----       ------     -----

U.S. Treasury securities.........  $  1,542      5.39%     $  2,549      6.33%    $    -        -%      $     -        - %
U.S. Government agencies.........     1,395      6.72         9,893      5.88         898    6.28          6,040     7.06
State, county and municipal (1)..       636      6.86         4,069      7.08         727    9.30            100    10.14
Federal Reserve stock and other..        -         -             -         -           -        -            766     6.71
                                    -------      ----      --------      ----     -------    ----        -------    -----

                                   $  3,573      6.21%     $ 16,511     6.28%     $ 1,625    7.63%       $ 6,906     7.07%
                                   ========      ====      ========     ====      =======    ====        =======    =====

(1) Yields have been adjusted to a tax equivalent basis assuming a 34% Federal Tax Rate.

        See note 4 of the Notes to Consolidated Financial Statements for the composition of the securities portfolio. The weighted average yields shown previously are calculated on the basis of cost and effective yields for the scheduled maturity of each security. At December 31, 1995, the market value of the Company's securities portfolios was $85,000 greater than its amortized cost, the average maturity of the securities portfolios was 7 years and 4 months, and the average adjusted tax equivalent yield on such portfolios was 6.52%. Certain securities contain call provisions which could decrease their anticipated maturity. Certain securities also contain rate adjustment provisions which could either increase or decrease their yields.

        Decisions involving securities are based upon management's expectations for interest rate movements, overall market conditions, the composition and structure of the balance sheet, and computer-based simulations of the financial impacts of alternative rate/maturity scenarios. The Company does not purchase or hold securities for trading purposes. However, certain securities may be sold prior to their maturity. Such securities available for sale, at amortized cost, amounted to $19,134,000 at December 31, 1995 and are classified as available for sale and recorded on the Company's balance sheet at market value of $19,032,000.

Loan Portfolio

     The  Company's   management  believes  the  loan  portfolio  is  adequately diversified. The amount of loans outstanding at the indicated dates are shown in the following table according to the type of loan.

                                     Loan Portfolio Composition
                                       (dollars in thousands)

                                                                             December 31,
                                                                             ------------
                                                                        1994            1995
                                                                        ----            ----

Commercial, financial and agricultural...........................  $    18,469     $    25,684
Real estate-construction and land development ...................        5,040           9,111
Real estate-mortgage (1).........................................       71,282          84,418
Installment loans to individuals and other loans.................       25,049          28,781
                                                                   -----------     -----------

        Total ...................................................  $   119,840     $   147,994
                                                                   ===========     ===========

(1) Includes loans secured by real estate and mortgage loans presently held for sale.

        Historically, the Company has maintained a large portfolio of installment loans to consumers. The Company has no foreign loans and few agricultural loans. Anderson National Bank's and Spartanburg National Bank's mortgage loan departments package mortgage loans for sale to others, but do not generally service such loans. At December 31, 1995, the Company had $1,398,000 in mortgage loans held for resale to others which are carried at lower of cost or market value. The Company's real estate loans are primarily construction loans and loans secured by real estate, both commercial and residential, located within the Company's trade areas. The Company does not actively pursue long-term, fixed rate mortgage loans for retention in its loan portfolio. Commercial loans are spread throughout a variety of industries, with no industry or group of related industries accounting for a significant portion of the commercial loan portfolio. These loans may be made on either a secured or unsecured basis. When taken, collateral consists of liens on inventories, receivables, equipment, and furniture and fixtures. Unsecured commercial loans are generally short-term with emphasis on repayment strengths and low debt-to-worth ratios. As of December 31, 1995, approximately $6,454,000 or 25% of commercial, financial and agricultural loans were unsecured. A significant portion of the installment loans to individuals are secured by automobiles and other personal effects. Also included in net installment loans to individuals are $8.6 million and $11.2 million at December 31, 1994 and 1995, respectively, of high rate consumer finance loans which have been originated by the Company's subsidiary, Quick Credit Corporation. These loans generally carry higher risk of nonpayment than the other categories of loans, but the increased risk is substantially offset by the smaller amounts of such loans and higher rates charged thereon as well as a higher allocation of the allowance for loan losses.

      The following table sets forth the maturity distribution of the Company's gross loans by type, as of December 31, 1995, as well as the type of interest rate requirement on such loans.


                                  Loan Portfolio Maturity Schedule
                                       (dollars in thousands)

                                                                  December 31, 1995
                                                                  -----------------
                                                   One Year      One to     Five Years
                                                    Or Less    Five Years     or More        Total
                                                    -------    ----------     -------        -----
Commercial, financial and agricultural.........  $   18,250   $    6,799   $      635   $    25,684
Real estate-construction and land
    development................................       6,854        2,257           -          9,111
Real estate-mortgage ..........................      36,793       39,784        7,841        84,418
Installment loans to individuals...............      16,635       10,486        1,660        28,781
                                                 ----------   ----------   ----------   -----------
    Total   ...................................  $   78,532   $   59,326   $   10,136   $   147,994
                                                 ==========   ==========   ==========   ===========
Predetermined rate, maturing...................  $   23,730   $   54,573   $    5,389   $    83,692
Variable rate, maturing........................  $   54,802   $    4,753   $    4,747   $    64,302


Provision and Allowance for Loan Losses, Loan Loss Experience

        The purpose of the allowance for loan losses is to absorb loan losses that occur in the loan portfolio. Management considers a variety of factors in establishing a level of allowance for losses and the related provision, which is charged to expense (see "Results of Operations Provision and Allowance for Loan Losses").

        The allowance for loan losses represents management's estimate of an amount adequate in relation to the risk of future losses inherent in the loan portfolio and also reflects the consideration of the amount of high rate/higher risk loans held by the Company's consumer finance subsidiary, Quick Credit Corporation.

        While it is the Company's policy to charge off in the current period loans in which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, industry trends and conditions affecting individual borrowers, management's judgment of the allowance is necessarily approximate and imprecise. The Company is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer companies identified by the regulatory agencies.

        In assessing the adequacy of the allowance, management relies predominantly on its ongoing review of the loan portfolio, which is undertaken both to ascertain whether there are probable losses which must be charged off and to assess the risk characteristics of the portfolio in the aggregate. The review considers the judgments of management and also those of bank regulatory agencies that review the loan portfolio as part of their regular examination process. The Comptroller of the Currency ("Comptroller"), as part of its routine examination process of various national banks, including Anderson National Bank and Spartanburg National Bank, may require additions to the allowance for loan losses based upon information available to them at the time of their examination.

        On December 31, 1995, the allowance for loan losses was $2,320,000, or $376,000, (19.3%), higher than one year earlier. The ratio of the allowance for loan losses to net loans outstanding was 1.57% at December 31, 1995 compared to 1.62% at December 31, 1994. See "Results of Operations". During 1995, the Company experienced net charge-offs of $411,000, or 0.31% of average loans, compared to net charge-offs of $162,000, or 0.15% of average loans, in 1994. Installment loan net charge-offs were $495,000 in 1995 versus $222,000 in 1994. Commercial loan net charge-offs were $50,000 in 1995 compared to net recoveries of $69,000 in 1994. Real estate loan net recoveries were $134,000 in 1995 compared to net charge-offs of $9,000 in 1994.

        The Company made net provisions for loan losses of $282,000, $397,000 and $779,000 for the years ended December 31, 1993, 1994 and 1995, respectively.

        In fiscal 1993, Anderson National Bank recorded a provision for loan losses of $10,000. In fiscal 1994, Anderson National Bank made no provisions for loan losses. In fiscal 1995, Anderson National Bank recorded a negative provision for loan losses of $150,000 because of continued improvement in the quality of its loan portfolio. In fiscal 1993, 1994 and 1995, Anderson National Bank recorded net recoveries of $128,000, $80,000 and $107,000, respectively.

        In fiscal 1993, 1994 and 1995, Spartanburg National Bank recorded a provision for loan losses of $82,000, $50,000 and $201,000, respectively. The significant increase for 1995 is a result of the 31.7% loan growth experienced by Spartanburg National Bank in 1995. In fiscal 1993, 1994 and 1995, Spartanburg National Bank experienced net charge-offs of $13,000, $1,000 and $19,000, respectively.

        In fiscal 1993, 1994 and 1995, Quick Credit Corporation recorded provisions for loan losses of $189,000, $347,000 and $728,000, respectively. In fiscal 1993, 1994 and 1995, Quick Credit Corporation experienced net charge-offs of $97,000, $241,000 and $499,000, respectively. The significant increase in net charge-offs and related increase in this subsidiary's provision is believed by management to be an industry-wide trend. Quick Credit Corporation's customers are generally in the low-to-moderate income group of borrowers. Over the past several years there has been a proliferation of small consumer loan companies and other consumer debt providers competing for pieces of this segment of the consumer debt market. It is not unusual for customers of Quick Credit Corporation simultaneously to have loans outstanding at several other small loan companies which results in some customers incurring more debt than they can service. As a result of the increased charge-offs experienced in 1995 and because management expects this subsidiary's loan loss reserve and resulting provisions to track more closely 1995 losses, Quick Credit Corporation has increased its loan loss reserve as a percentage of outstanding loans, net of unearned income, from 4.1% at December 31, 1994 to 5.4% at December 31, 1995. In addition, the Company has reviewed its loan criteria and has tightened slightly its underwriting standards. Management expects this subsidiary to experience similar levels of defaults in 1996.

        First United has a full-time internal loan review officer to perform periodic evaluations of the Company's loan portfolios including all materially classified loans. The Company's management believes they have in place the personnel to adequately monitor its loan portfolios.

        Management continues to monitor closely the levels of non-performing and potential problem loans and will address the weaknesses in these credits to enhance the amount of ultimate collection or recovery on these assets. Should increases in the overall level of non-performing and potential problem loans accelerate from the current trend, management will adjust the methodology for determining the allowance for loan losses and will increase the provision and allowance for loan losses. This would likely decrease net income.

        The following table sets forth the allocation of the allowance by category at December 31, 1994 and 1995.


                               Allocation of Allowance for Loan Losses
                                       (dollars in thousands)

                                                                     December 31,
                                                                     ------------
                                                              1994                  1995
                                                              ----                  ----
                                                                   % of                 % of
                                                        Amount   Category    Amount   Category
                                                        ------   --------    ------   --------

Commercial, financial and agricultural ...........  $    334        1.8% $     509      2.1%
Real Estate:
    Construction and land development.............        56        1.1         84      0.9
    Mortgage .....................................       978        1.4        922      1.1
Installment loans to individuals  and other loans.       576        2.1        805      2.6
                                                    --------        ---  ---------      ---
        Total.....................................  $  1,944        1.6% $   2,320      1.6%
                                                    ========        ===  =========      ===


        The following table summarizes loan balances of the Company at the end of each period and averages for each period, changes in the allowance arising from charge-offs and recoveries by category, and additions to the allowance which have been charged to expense.


                                  Summary of Loan Loss Experience
                                       (dollars in thousands)

                                                                             December 31,
                                                                             ------------
                                                                   1993          1994          1995
                                                                   ----          ----          ----
Total loans outstanding at the end of period, net of
    unearned income.......................................    $   102,182    $   119,840    $  147,994
                                                              ===========    ===========    ==========
Average amount of loans outstanding, net of
    unearned income.......................................    $    95,296    $   110,046    $  133,331
                                                              ===========    ===========    ==========

Balance of allowance for loan losses at beginning
    of year ..............................................    $     1,369    $     1,694    $    1,944
                                                              -----------    -----------    ----------

Loans charged-off:
    Commercial, financial and agricultural................    $        49    $        -     $       72
    Real estate-construction..............................             -              -             -
    Real estate-mortgage .................................             -              23             5
    Installment loans to individuals .....................            241            311           568
                                                              -----------    -----------    ----------
            Total charge-offs ............................            290            334           645
                                                              -----------    -----------    ----------

Recoveries of loans previously charged off:
    Commercial, financial and agricultural ...............            165             69            22
    Real estate-construction..............................             25              2            69
    Real estate-mortgage..................................              2             12            70
    Installment loans to individuals......................            116             89            73
                                                              -----------    -----------    ----------
            Total recoveries..............................            308            172           234
                                                              -----------    -----------    ----------
            Net charge-offs  (recoveries).................            (18)           162           411
                                                              -----------    -----------    ----------
Additions to allowance from mergers and absorptions.......             25             15             8

Additions to allowance charged to expense (net)...........            282            397           779
                                                              -----------    -----------    ----------

Balance of allowance for loan losses at end of period.....    $     1,694    $     1,944    $    2,320
                                                              ===========    ===========    ==========
Ratios:
    Net charge-offs (recoveries) during year to average
        loans outstanding during year.....................           (.02)%          .15%          .31%
    Net charge-offs (recoveries) to loans at end of year..           (.02)           .14           .28
    Allowance for loan losses to average loans............           1.78           1.76          1.74
    Allowance for loan losses to loans at end of year.....           1.66           1.62          1.57
    Net charge-offs (recoveries) to allowance
        for loan losses ..................................          (1.06)          8.33         17.72
    Net charge-offs (recoveries) to provision
        for loan losses ..................................          (6.38)         40.80         52.76



        Management considers the allowance for loan losses adequate to cover possible losses on the loans outstanding at December 31, 1995. In the opinion of management, there are no material risks or significant loan concentrations, and the allowance for loan losses is adequate to absorb anticipated loan losses in the present loan portfolios. It must be emphasized, however, that the determination of the allowance for loan losses using the Company's procedures and methods rests upon various judgments and assumptions about future economic conditions and other factors affecting loans. No assurance can be given that the Company will not in any particular period sustain loan losses which would be sizable in relationship to the amount reserved or that subsequent evaluation of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses or future charges to earnings. The allowance for loan losses is also subject to review and approval by various regulatory agencies through their periodic examinations of the Company's subsidiaries. Such examinations could result in required changes to the allowance for loan losses.

Non-accrual and Potential Problem Loans

        The Company had approximately $281,000 and $241,000 in non-accrual loans, which are considered impaired loans, at December 31, 1994 and 1995, respectively. Assuming the non-accrual loans performed in accordance with their original terms and had been outstanding for the entire year, interest income on these loans would have amounted to approximately $56,000 and $40,000 for 1994 and 1995, respectively. The amount of income recognized on these loans during 1995 and 1994 was not material. As of December 31, 1994 and 1995, past due loans over 90 days amounted to $144,000 and $271,000, respectively, and constituted approximately 0.12% of total loans at December 31, 1994 and approximately 0.32% of total loans at December 31, 1995. At December 31, 1994 and 1995, the Company did not have a material amount of restructured loans.

        A loan is placed on non-accrual status when, in management's judgment, the collection of interest receivable on such loan appears doubtful, generally when the loan is past due 90 days or more. Interest receivable that had been accrued in the prior year and is subsequently determined to have doubtful collectibility is charged to the allowance for loan losses. Payments of interest on loans which are classified as non-accrual are recognized as received. In some cases, when borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly below the original contractual terms.

        Management of each banking subsidiary maintains a list of potential problem loans. The problem loan list also includes all loans on non-accrual status and all loans that are past due 90 days or more and still accruing interest. A loan is added to the list when management becomes aware of information about possible credit problems of borrowers that causes doubts as to the ability of such borrowers to comply with the current loan repayment terms. The total amount of loans outstanding at December 31, 1995 determined to be problem loans was $1,488,000 ($717,000 at Spartanburg National Bank and $771,000 at Anderson National Bank). This compares with $2.7 million of loans determined to be problem loans at December 31, 1994. This amount does not represent management's estimate of potential losses since the majority of such loans are secured by real estate or other collateral. Management believes that the allowance for loan losses as of December 31, 1995, was adequate to absorb any losses with respect to the non-performing loans and problem loans as of such date.

        At December 31, 1995 and 1994, the Company had approximately $74,000 of real estate acquired through foreclosure. The Company has recorded real estate acquired through foreclosure at the lower of cost or estimated fair value less estimated selling costs. Estimated fair value is based upon the assumption of a sale in the normal course of business and not on a quick liquidation or distress basis. Estimated fair value is established by independent appraisal at the time acquisition is completed.

Deposits

      The average amount of deposits of the Company for the years ended December 31, 1994 and 1995, are summarized below.


                                          Average Deposits
                                       (dollars in thousands)

                                                                      Year Ended
                                                                     December 31,
                                                                     ------------
                                                              1994                  1995
                                                              ----                  ----
                                                       Average    Average    Average    Average
                                                       Amount    Rate Paid   Amount    Rate Paid
                                                       ------    ---------   ------    ---------

Interest-bearing demand deposits.................     $ 22,678      2.33%    $23,099     2.48%
Non-interest bearing demand deposits
    and drafts ..................................       17,727        -       20,102       -
Savings deposits and money market accounts.......       23,971      2.92      23,218     3.38
Time deposits  ..................................       68,791      4.14      80,185     5.63
                                                      --------      ----    --------     ----
        Total deposits..........................      $133,167      3.06%   $146,604     4.00%
                                                      ========      ====    ========     ====


     The Company has a large, stable base of time deposits, principally certificates of deposit and individual retirement accounts obtained primarily from customers in South Carolina. The Company does not purchase brokered deposits.

     As of December 31, 1995, the Company held approximately $23,855,000 in certificates of deposit of $100,000 or more with approximately $8,394,000 maturing within three months, approximately $13,653,000 maturing in three months through twelve months, and approximately $1,808,000 maturing in over twelve months. Acquisitions of time deposits of $100,000 and over are in large part a function of the rates a financial institution is willing to negotiate and, as such, these deposits have many of the characteristics of shorter-term purchased funds.

 Return on Equity and Assets

        The following table shows the return on assets (net income divided by average total assets), return on equity (net income divided by average equity), dividend payout ratio (dividends declared per share divided by net income per share) and equity to assets ratio (average equity divided by average total assets) for each period indicated.


                                    Return on Equity and Assets
                                                                                Year Ended
                                                                               December 31,
                                                                               ------------
                                                                           1994         1995
                                                                           ----         ----

Return on average assets ..............................................    1.32%          1.36%
Return on average shareholders' equity.................................   15.92          15.72
Equity to assets ratio.................................................    8.27           8.62
Dividend payout ratio..................................................    3.03(1)       12.12


(1) The Company declared its first cash dividend in the fourth quarter of 1994.

Liquidity

        Liquidity management involves meeting the cash flow requirements of the Company. The Company's liquidity position is primarily dependent upon its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and upon the liquidity of its assets. The Company's primary liquidity sources include cash and due from banks, federal funds sold and "securities available for sale". In addition, the Company (through Anderson National Bank and Spartanburg National Bank) has the ability, on a short-term basis, to borrow funds from the Federal Reserve System and to purchase federal funds from other financial institutions. Spartanburg National Bank and Anderson National Bank are also members of the Federal Home Loan Bank System and have the ability to borrow both short and longer term funds on a secured basis. At December 31, 1995 Anderson National Bank had $360,000 in long-term borrowings from the Federal Home Loan Bank of Atlanta. At December 31, 1995 Spartanburg National Bank had $2,000,000 in short-term borrowings and $550,000 in long-term borrowings from the Federal Home Loan Bank of Atlanta.

     First United Bancorporation, the parent holding company, has limited liquidity needs. First United requires liquidity to pay limited operating expenses and dividends, and to service its debt. In addition, First United has two lines of credit with third party lenders totaling $6,100,000, of which $5,450,000 was available at December 31, 1995. One of these lines is a $6,000,000 line of credit with an unaffiliated third party lender to be used for general corporate purposes and allows for interest to be paid on a quarterly basis for a period of up to five (5) years if certain criteria are met. At the end of (5) years, or sooner if the Company desires, the line of credit can be converted to a term loan with quarterly interest payments and annual principal reductions required over a period of five (5) years. The line of credit bears interest at a variable rate. The Company intends to utilize $4,500,000 of this line of credit to capitalize its proposed new bank subsidiary, The Community Bank of Greenville. At December 31, 1995, $650,000 was outstanding under this line of credit and $5,350,000 was available. Further sources of liquidity for First United include management fees which are paid by all of its subsidiaries and dividends from its subsidiaries.

        At December 31, 1995 the Company's consumer finance subsidiary, Quick Credit Corporation, had debt outstanding of $800,000 in the form of subordinated debt and $8,020,000 outstanding under a line of credit totaling $10,000,000 with a third party lender .

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

        For bank holding companies with total assets of more than $150 million, such as the Company, capital adequacy is generally evaluated based upon the capital of its banking subsidiaries. Generally, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") expects bank holding companies to operate above minimum capital levels. The Comptroller regulations establish the minimum leverage capital ratio requirement for national banks at 3% in the case of a national bank that has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other national banks are expected to maintain a ratio of at least 1% to 2% above the stated minimum. Furthermore, the Comptroller reserves the right to require higher capital ratios in individual banks on a case by case basis when, in its judgment, additional capital is warranted by a deterioration of financial condition or when high levels of risk otherwise exist. Neither of the Company's subsidiary banks have been notified that they must maintain capital levels above regulatory minimums. The Company's leverage capital ratio was 8.23% at December 31, 1995, compared to 8.35% at December 31, 1994. The leverage capital ratios for Anderson National Bank and Spartanburg National Bank were 7.86% and 7.01%, respectively at December 31, 1995, compared to 8.29% and 7.54%, respectively, at December 31, 1994. The decrease in the leverage capital ratio for Anderson National Bank during the period ending December 31, 1995 resulted largely from the payment of $726,000 in dividends to the parent Company in 1995. The decrease in the leverage capital ratios for Spartanburg National Bank and the consolidated company is attributable to growth experienced since December 31, 1994.

        The Federal Reserve Board has adopted a risk-based capital rule which requires bank holding companies to have qualifying capital to risk-weighted assets of at least 8.00%, with at least 4% being "Tier 1" capital. Tier 1 capital consists principally of common stockholders' equity, noncumulative preferred stock, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets. "Tier 2" (or supplementary) capital consists of general loan loss reserves (subject to certain limitations), certain types of preferred stock and subordinated debt, and certain hybrid capital instruments and other debt securities such as equity commitment notes. A bank holding company's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital components, provided that the maximum amount of Tier 2 capital that may be treated as qualifying capital is limited to 100% of Tier 1 capital. The Comptroller imposes a similar standard on national banks. The regulatory agencies expect national banks and bank holding companies to operate above minimum risk-based capital levels. The Company's risk-based capital ratio was 12.73% and its Tier 1 capital to risk weighted assets ratio was 11.48% at December 31, 1995, compared to 13.78% and 12.25%, respectively, at December 31, 1994. The risk-based capital ratios for Anderson National Bank and Spartanburg National Bank were 12.72% and 11.09%, respectively, at December 31, 1995 compared to 13.80% and 12.34%, respectively, at December 31, 1994. Their Tier 1 capital to risk weighted assets ratios were 11.47% and 9.88%, respectively, at December 31, 1995 compared to 12.55% and 10.12%, respectively, at December 31, 1994. The decline in Anderson National Bank's risk-based and Tier 1 capital to risk weighted assets ratios from year-end 1994 levels resulted largely from the payment of $726,000 in dividends to the parent company during the period ending December 31, 1995. The decrease in Spartanburg National Bank's and the consolidated company's risk-based and Tier 1 capital to risk weighted assets ratios from year-end 1994 levels is a result of growth experienced during 1995.

        The Company has plans to open a new subsidiary bank in the city of Greenville, South Carolina during the second quarter of 1996 to be named The Community Bank of Greenville. The new bank has received the required approval of the Comptroller of the Currency, the FDIC, the Federal Reserve Board and the South Carolina Board of Financial Institutions. The Company will capitalize this new bank subsidiary with $4.5 million of capital. Such capital will come from proceeds available under the line of credit with an unaffiliated third-party lender which has committed to lend the Company up to $6 million.

        Spartanburg National Bank has plans to construct a new branch facility during 1996 in the Boiling Springs area of Spartanburg County, South Carolina. Spartanburg National Bank purchased a piece of property in late 1995 for $211,000 on which it intends to locate this new facility. The necessary regulatory approval for this new branch was obtained in 1995. Spartanburg National Bank expects to incur approximately $600,000 in additional fixed assets costs in 1996 with this facility.

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

Accounting and Reporting Matters

        The FASB adopted SFAS No. 107, "Disclosure about Fair Value of Financial Instruments" in December, 1991. This statement extends existing fair value disclosure practices for some instruments by requiring entities to disclose the fair value of financial instruments, both assets and liabilities, recognized and not recognized in the statement of financial position, for which it is practicable to estimate fair value. The statement was adopted by the Company on December 31, 1995. The effect on the Company is increased disclosure requirements.

        In October 1994, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments". The statement requires disclosures about the amounts, nature, and terms of derivative financial instruments. The statement amends SFAS 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments". The statement was adopted by the Company on December 31, 1995.

        In May 1993, the Financial Accounting Standards Board ("FASB") issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." The statement is applicable to all creditors and to all loans, uncollateralized as well as collateralized, except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value or at the lower of cost or fair value, leases and debt securities. It also applies to all loans that are restructured in a troubled debt restructuring involving a modification of terms. In October 1994, the FASB issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." This statement amends SFAS 114 to allow a creditor to use existing methods for recognizing interest income on impaired loans and eliminates the income recognition provisions in SFAS 114. SFAS 118 also requires disclosure of certain information about the recorded investment in impaired loans and how the creditor recognizes interest income related to impaired loans.

        SFAS 114 requires that impaired loans that are within its scope be measured based on the present value of expected cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. The Statement was adopted by the Company on January 1, 1995.

        On May 31, 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values - other than those accounted for under the equity method or as investments in consolidated subsidiaries - and all investments in debt securities. The Company classifies investments, under SFAS 115, into three categories as follows: (1) Held to Maturity Securities - debt securities that the enterprise has the positive intent and ability to hold to maturity, which are reported at amortized cost; (2) Trading Securities - debt and equity securities that are bought and held principally for the purpose of selling them in the near term, which are reported at fair value, with unrealized gains and losses included in earnings; and (3) Available for Sale Securities debt and equity securities not classified as either held to maturity securities or trading securities, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity (net of tax effects). Gain or loss on the sale of securities is based on the specific identification method.

        The Company adopted SFAS 115 effective as of the end of 1993. At that time, the effect of the adoption of SFAS 115 was an increase in stockholders' equity of $164,000, which is the amount by which market values of investments and mortgage-backed securities available for sale, net of income taxes, exceeded carrying amounts. The Company has no trading securities.

        The Company designates securities as held to maturity or available for sale at the purchase date. Unrealized losses on securities available for sale reflecting a decline in value judged to be other than temporary, are charge to income in the Consolidated Statements of Income.

        In 1995, the FASB adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of". SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset.

        SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. SFAS No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995. SFAS No. 121 is not expected to have a material impact on the financial statements of the Company.

        In May, 1995, the FASB adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65". SFAS No. 122 requires that a mortgage banking enterprise recognize as a separate asset rights to service mortgage loans for others, however the servicing rights are acquired. SFAS No. 122 also requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on fair value of those rights. SFAS No. 122 is effective prospectively in fiscal years beginning after December 15, 1995, and applies to transactions in which a company sells or securitizes mortgage loans with servicing rights retained and to impairment evaluations of amounts capitalized as mortgage servicing rights, including those purchased before the adoption of this statement. Earlier application is encouraged. Based on the current amount of servicing retained by the Company's banking subsidiaries, this statement is not expected to have a material impact on the financial statements of the Company.

        In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a new method of accounting for stock-based arrangements by measuring the value of a stock compensation award by the fair value method versus the intrinsic method as currently is used under the provisions of Opinion 25. If entities do not adopt the fair value method of accounting for stock-based compensation, they will be required to disclose in the footnotes pro forma net income and earnings per share information as if the fair value based method had been adopted. The disclosure requirements of SFAS No. 123 are effective for financial statements with fiscal years beginning after December 15, 1995. SFAS No. 123 will have minimal impact on the Company.

Item 8.  Financial Statements and Supplementary Data

                                      Independent Auditors' Report


The Board of Directors
First United Bancorporation:

We have audited the consolidated balance sheets of First United Bancorporation and subsidiaries (the "Company") as of December 31, 1994 and 1995 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 1994 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in note 2 of the Notes to Consolidated Financial Statements, in 1993 the Company changed its method of accounting for income taxes and accounting for certain investments in debt and equity securities.


/s/ KMPG Peat Marwick LLP

Greenville, South Carolina
January 23, 1996

                           FIRST UNITED BANCORPORATION

                           Consolidated Balance Sheets

                           December 31, 1994 and 1995




             Assets                                                                  1994             1995
             ------                                                                  ----             ----
                                                                                         (In thousands)

Cash and due from banks                                                          $   4,586        $    6,353
Federal funds sold                                                                   4,580             5,100
Securities held to maturity (market value of $9,103 and
     $9,668, respectively)                                                           9,233             9,481
Securities available for sale (amortized cost of $23,098 and
      $19,134, respectively)                                                        22,081            19,032
Loans, net                                                                         117,896           145,674
Premises and equipment, net                                                          3,672             5,588
Other real estate owned, net                                                            74                74
Other assets                                                                         3,081             3,112
                                                                                 ---------        ----------

             Total assets                                                        $ 165,203        $  194,414
                                                                                 =========        ==========

             Liabilities and Shareholders' Equity

Deposits:
     Demand                                                                      $  20,434        $   20,949
     NOW accounts                                                                   22,431            24,710
     Savings and money market                                                       24,296            25,420
     Certificates of deposit greater than $100,000                                  16,645            23,855
     Certificates of deposit less than $100,000 and other
         time deposits                                                              53,860            65,447
                                                                                 ---------         ---------

             Total deposits                                                        137,666           160,381

Securities sold under repurchase agreements                                          3,298             3,096
Federal Home Loan Bank advances                                                        950             2,910
Other borrowed funds                                                                 7,850             9,470
Obligation under capital lease                                                         173                21
Other liabilities                                                                    1,675             2,129
                                                                                 ---------          --------

             Total liabilities                                                     151,612           178,007
                                                                                 ---------         ---------

Shareholders' equity:
     Common stock, $1.67 par value; 15,000,000 shares
         authorized; shares issued and outstanding -
         2,082,591 in 1994 and 2,314,882 in 1995                                     3,471             3,859
     Additional paid-in capital                                                      8,309            11,269
     Retained earnings                                                               2,452             1,343
     Unrealized loss on securities available for
         sale, net of income taxes                                                    (641)              (64)
                                                                                 ---------         ---------

             Total shareholders' equity                                             13,591            16,407
                                                                                 ---------         ---------

Commitments and contingencies

             Total liabilities and shareholders' equity                          $  165,203        $  194,414
                                                                                 ==========        ==========




See accompanying notes to consolidated financial statements.

                           FIRST UNITED BANCORPORATION

                        Consolidated Statements of Income

                  Years Ended December 31, 1993, 1994 and 1995

                                                                                 1993              1994            1995
                                                                                 ----              ----            ----
                                                                                (In thousands, except per share data)
Interest income:
     Interest and fees on loans                                           $    11,089       $    13,504      $     17,675
     Interest on federal funds sold                                               222               238               195
     Interest on securities:
          Taxable                                                               1,747             1,558             1,535
          Nontaxable                                                              222               245               261
                                                                          -----------       -----------      ------------
                                                                               13,280            15,545            19,666
                                                                          -----------       -----------      ------------
Interest expense:
     Interest on deposits                                                       4,050             4,078             5,871
     Interest on securities sold under repurchase agreements                       79               118               168
     Interest on FHLB advances and other borrowed funds                           396               573               999
                                                                          -----------       -----------      ------------
                                                                                4,525             4,769             7,038
                                                                          -----------       -----------      ------------

     Net interest income                                                        8,755            10,776            12,628
Provision for loan losses                                                         282               397               779
                                                                          -----------       -----------      ------------

     Net interest income after provision for loan losses                        8,473            10,379            11,849
                                                                          -----------       -----------      ------------

Other income:
     Service charges on deposit accounts and other fees                           659               734               789
     Other                                                                      1,360             1,004             1,094
                                                                          -----------       -----------      ------------
                                                                                2,019             1,738             1,883
                                                                          -----------       -----------      ------------
Other expenses:
     Salaries, wages and benefits                                               4,399             5,061             5,762
     Net occupancy expenses                                                       521               563               631
     Other operating expenses                                                   3,112             3,333             3,635
                                                                          -----------       -----------      ------------
                                                                                8,032             8,957            10,028
                                                                          -----------       -----------      ------------

Income before provision for income taxes and cumulative effect
     of a change in accounting method                                           2,460             3,160             3,704
Income taxes                                                                      850             1,082             1,291
                                                                          -----------       -----------      ------------
Income before cumulative effect of a change in accounting
     method                                                                     1,610             2,078             2,413
Cumulative effect of a change in accounting method for income taxes                56                -                 -
                                                                          -----------       -----------      ------------

Net income                                                                $     1,666       $     2,078      $      2,413
                                                                          ===========       ===========      ============

Net income per common share before cumulative effect
     of change in accounting method for income taxes                      $      0.71       $      0.89      $       0.99
Cumulative effect of change in accounting method for
     income taxes                                                         $      0.02       $       -        $        -
                                                                          -----------       -----------      ------------

Net income per common share:
     Primary                                                                $    0.73       $      0.89      $       0.99
     Fully diluted                                                               0.73              0.89              0.98
Average common shares outstanding:
     Primary                                                                    2,278             2,326             2,435
     Fully diluted                                                              2,278             2,326             2,450
Cash dividends declared per common share                                    $     -         $       .03      $        .12


See accompanying notes to consolidated financial statements.

                                        FIRST UNITED BANCORPORATION

                        Consolidated Statements of Changes in Shareholders' Equity

                               Years Ended December 31, 1993, 1994 and 1995

                                                                                         Unrealized
                                                                                         Gain (Loss)
                                                                                        on Securities
                                                               Additional                 Available      Total
                                         Common stock            Paid-in     Retained        for     Shareholders'
                                     Shares        Amount        Capital     Earnings     Sale, Net     Equity
                                     ------        ------        -------     --------     ---------     ------
                                                             (In thousands)
Balance at December 31, 1992           1,790    $    2,983    $    6,838   $     637     $    -     $ 10,458

Issuance of 89,062 shares of
     common stock relating to
     5% stock dividend                    89           148           441        (591)         -           (2)

Net income                               -             -             -         1,666          -        1,666

Net unrealized gain on
     securities available for sale       -             -             -           -          164          164
                                       -----      --------     ---------     -------     ------     --------

Balance at December 31, 1993           1,879         3,131         7,279       1,712        164       12,286

Issuance of 187,447 shares of
     common stock relating to
     10% stock dividend                  187           313           958      (1,274)         -           (3)

Cash in lieu of fractional
     shares on 3 for 2 stock split        -             -             -           (2)         -           (2)

Cash dividends declared, $.03
     per share                            -             -             -          (62)         -          (62)

Employee stock options
     exercised                            17            27            72          -           -           99

Net income                                -             -             -        2,078          -        2,078

Change in net unrealized gain
     (loss) on securities available
     for sale                             -            -             -            -         (805)       (805)
                                       -----    ----------     ---------     -------      ------     -------

Balance at December 31, 1994           2,083         3,471         8,309       2,452        (641)     13,591

Issuance of 104,155 shares of
     common stock relating to
     5% stock dividend                   104           174         1,194      (1,371)         -           (3)

Issuance of 110,201 shares of
     common stock relating to
     5% stock dividend                   110           184         1,698      (1,887)         -           (5)

Cash dividends declared, $.12
     per share                            -             -             -         (264)         -         (264)

Employee stock options
     exercised                            18            30            68          -           -           98

Net Income                                -             -             -        2,413          -        2,413

Change in net unrealized loss on
     securities available for sale        -             -             -           -          577         577
                                       -----    ----------    ----------   ---------     -------   ---------

Balance at December 31, 1995           2,315    $    3,859    $   11,269   $   1,343     $   (64)  $  16,407
                                       =====    ==========    ==========   =========     =======   =========

See accompanying notes to consolidated financial statements.

                                            FIRST UNITED BANCORPORATION

                                       Consolidated Statements of Cash Flows

                                   Years Ended December 31, 1993, 1994 and 1995

                                                                        1993           1994            1995
                                                                        ----           ----            ----
Cash flows from operating activities:
     Net income                                                      $  1,666       $  2,078       $   2,413
     Adjustments to reconcile net income to net cash
         provided by operating activities:
             Provision for loan losses                                    282            397             779
             Depreciation and amortization                                604            675             654
             Deferred income taxes                                       (200)           (65)           (238)
             Decrease (increase) in other assets, net                     519           (130)           (242)
             Increase (decrease) in other liabilities                     199            337             454
                                                                     --------       --------       ---------
                 Net cash provided by operating activities              3,070          3,292           3,820
                                                                     --------       --------       ---------

Cash flows from investing activities:
     Purchases of investment securities                                (5,340)        (8,989)         (4,251)
     Proceeds from sales and maturities of investment
         securities                                                     3,904          9,153           7,967
     Net increase in loans                                            (10,763)       (17,805)        (28,557)
     Net additions to premises and equipment                             (710)          (446)         (2,459)
                                                                     --------       --------       ---------
                 Net cash used by investing
                     activities                                       (12,909)       (18,087)        (27,300)
                                                                     ---------      ---------      ---------

Cash flows from financing activities:
     Net increase in deposits                                           2,798         10,242          22,715
     Proceeds from other borrowed funds                                 1,725          2,125          27,821
     Proceeds from Federal Home Loan Bank advances                         -             950           1,960
     Net increase (decrease) in securities sold under
         repurchase agreements                                            265            421            (202)
     Principal repayments on other borrowed funds and
         obligation under capital lease                                  (226)          (215)        (26,353)
     Proceeds from exercise of stock options                               -              99              98
     Cash paid for dividends and fractional shares                         -             (67)           (272)
                                                                     --------       --------       ---------
                 Net cash provided by financing
                     activities                                         4,562         13,555          25,767
                                                                     --------       --------       ---------

Net increase (decrease) in cash and cash equivalents                   (5,277)        (1,240)          2,287

Cash and cash equivalents, beginning of year                           15,683         10,406           9,166
                                                                     --------       --------       ---------

Cash and cash equivalents, end of year                               $ 10,406       $  9,166       $  11,453
                                                                     ========       ========       =========

Supplemental information:
     Cash paid during the year for:
         Interest                                                    $  4,554       $  4,658       $   6,451
         Income taxes                                                   1,071          1,057           1,048

Supplemental schedule of non-cash transactions:
     Transfer from loans receivable to other real estate             $    121       $     15       $      -
     Unrealized gain (loss) on securities available for sale              164           (641)            (64)


See accompanying notes to consolidated financial statements.

                           FIRST UNITED BANCORPORATION

                   Notes to Consolidated Financial Statements



(1)   Corporate Background and Organization

      First United Bancorporation (the "Company") is a bank holding company organized in July 1987 to become the holding company for Anderson National Bank (the "Anderson Bank"). The Company is incorporated under the laws of the State of South Carolina and registered under the Bank Holding Company Act of 1956, as amended.

      The Company formed a second banking subsidiary, Spartanburg National Bank (the "Spartanburg Bank"), which commenced operations on September 1, 1988. The Company capitalized the Spartanburg Bank and purchased all of the Spartanburg Bank's initial issuance of stock with the proceeds of a public offering. The Spartanburg Bank is located in Spartanburg, South Carolina and provides a full range of banking services. The Anderson Bank and the Spartanburg Bank are sometimes hereinafter collectively referred to as the "Banks."

      The Company organized another subsidiary, Quick Credit Corporation ("Quick Credit"), a consumer finance company, which commenced operations in February 1988. At December 31, 1995, Quick Credit had 22 offices, all located in South Carolina.

      The Company is in the process of forming a third banking subsidiary, Community Bank of Greenville National Association, and has received all regulatory approval. This new bank is expected to begin operations in the second quarter of 1996.


(2)   Summary of Significant Accounting Policies

      The following is a description of the more significant accounting and reporting policies which the Company follows in preparing and presenting its consolidated financial statements.

      (a)  Principles of Consolidation

           The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. In consolidation all significant intercompany accounts and transactions have been eliminated.

      (b)  Cash and Cash Equivalents

           The Company includes cash on hand, cash items in transit to depository institutions, cash balances in the depository institutions, certificates of deposit with less than three months original maturity, and federal funds sold as cash and cash equivalents in its consolidated statements of cash flows.

      (c)  Investment Securities

           Each Bank maintained liquid assets in excess of the amount required by regulations during all periods included in these consolidated financial statements. Liquid assets consist principally of cash, short-term interest-bearing deposits, federal funds sold and investment securities.

           On May 31, 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). SFAS 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values - other than those accounted for under the equity method or as investments in consolidated subsidiaries and all investments in debt securities. The Company classifies investments, under SFAS 115, into three categories as follows: (1) Held to Maturity Securities - debt securities that the enterprise has the positive intent and ability to hold to maturity, which are reported at amortized cost; (2) Trading Securities - debt and equity securities that are bought and held principally for the purpose of selling them in the near term, which are reported at fair value, with unrealized gains and losses included in earnings; and (3) Available for Sale Securities debt and equity securities not classified as either held to maturity securities or trading securities, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity (net of tax effects). Gain or loss on the sale of securities available for sale is based on the specific identification method.

           The Company adopted SFAS 115 effective as of the end of 1993. At that time, the effect of the adoption of SFAS 115 was an increase in stockholders' equity of $164,000, which is the amount by which market values of investments and mortgage-backed securities available for sale, net of income taxes, exceeded carrying amounts. At December 31, 1995 the effect is a decrease in stockholders' equity of $64,000, net of income taxes. The Company has no trading securities.

           The Company designates securities as held to maturity or available for sale at the purchase date. Unrealized losses on securities available for sale reflecting a decline in value judged to be other than temporary, are charge to income in the Consolidated Statements of Income.

      (d)  Interest Income on Loans Receivable

           Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. Loans are generally placed on non-accrual when they are ninety days delinquent.

           The Banks recognize interest on non-discounted loans using the simple interest method on daily balances of the principal amounts outstanding. Unearned income on loans made by Quick Credit is carried as a reduction of the respective loan balances and is recognized in income using the sum-of-the-months-digits (rule of 78's) method. Due to the short-term maturities of Quick Credit's loans, this method approximates a level yield.

      (e)  Allowance for Loan Losses

           Each Bank provides for loan losses through an allowance and all recoveries are credited to the allowance. Additions to the allowance for loan losses are provided by charges to operations based on various factors which, in management's judgment, deserve current recognition in estimating possible losses. Such factors considered by management include the market value of the underlying collateral, growth and composition of the loan portfolios, the relationship of the allowance for loan losses to outstanding loans, loss experience, delinquency trends and economic conditions. Management evaluates the carrying value of loans periodically and the allowance is adjusted accordingly. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. In addition, the allowance for loan losses is subject to periodic evaluation by various regulatory authorities and may be subject to adjustments based upon information that is available to them at the time of their examination.

      (f)  Other Real Estate Owned

           Other real estate owned represents real estate acquired through foreclosure and is recorded at the lower of cost or fair value less anticipated costs to sell.

      (g)  Premises and Equipment

           Premises and equipment are stated at cost less accumulated depreciation. Depreciation is calculated primarily using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are being amortized over the shorter of the life of the asset or the lease.

      (h)  Income Taxes

            The Company files a consolidated federal income tax return. Separate state tax returns are filed for Anderson National Bank and Spartanburg National Bank. First United Corporation and Quick Credit file a consolidated state income tax return.

            In 1992, the FASB issued SFAS No. 109, Accounting for Incomes Taxes ("SFAS 109"). Under SFAS 109, deferred tax liabilities are recognized on all taxable temporary differences (reversing differences where tax deductions initially exceed financial statement expense, or income is reported for financial statement purposes prior to being reported for tax purposes). In addition, deferred tax assets are recognized on all deductible temporary differences (reversing differences where financial statement expense initially exceeds tax deductions, or income is reported for tax purposes prior to being reported for financial statement purposes) and operating loss and tax credit carryforwards. Valuation allowances are established to reduce deferred tax assets if it is determined to be "more likely than not" that all or some portion of the potential deferred tax assets will not be realized. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

           The Company adopted SFAS 109 as of January 1, 1993. The cumulative effect of the adoption of SFAS 109 was an increase of $56,000 in net income for 1993, and a corresponding increase in the net deferred tax asset. Prior years' consolidated financial statements were not restated in connection with the adoption of SFAS 109.

      (i)  Per Share Data

           Primary earnings per share is computed by dividing net income by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Fully diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period, with common stock equivalents calculated based on the ending market price, if higher than the average market price. Common stock equivalents consist of common stock options and are computed using the treasury stock method. The weighted average number of shares outstanding during the period for primary and fully diluted earnings per share was adjusted to retroactively reflect all stock dividends.

      (j)  Fair Value of Financial Instruments

           The financial statements include disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the financial instrument. As the fair value of certain financial instruments and all nonfinancial instruments are not presented, the aggregate fair value amounts presented do not represent the underlying value of the Company.

      (k)  Use of Estimates in the Preparation of Financial Statements

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      (l)  Reclassifications

           Certain minor amounts in the 1994 and 1993 consolidated financial statements have been reclassified to conform with 1995 presentations. These reclassifications had no impact on shareholders' equity or net income as previously reported.

(3)   Cash and Due from Banks

      Anderson National Bank and Spartanburg National Bank are required by regulation to maintain varying cash reserve balances with the Federal Reserve System. The average amount of the cash reserve balance required for Anderson National Bank for the years ended December 31, 1994 and 1995 was $553,000 and $563,000, respectively. At December 31, 1994 and 1995, the calculated cash reserve required was $542,000 and $564,000, respectively. The average amount of the cash reserve balance required for Spartanburg National Bank for the years ended December 31, 1994 and 1995 was $341,000 and $351,000, respectively. At December 31, 1994 and 1995, the calculated cash reserve required was $367,000 and $358,000, respectively.


(4)   Investment Securities

      The amortized cost and market value of securities held to maturity at December 31 are as follows (dollars in thousands):


                                               1994                                                   1995
                          -----------------------------------------------       ------------------------------------------------
                                          Gross       Gross                                   Gross         Gross
                          Amortized    Unrealized  Unrealized      Market       Amortized  Unrealized    Unrealized     Market
                            Cost          Gains      Losses         Value         Cost        Gains        Losses        Value
                            ----          -----      ------         -----         ----        -----        ------        -----

    U.S. Treasury
        Securities      $      696    $       -     $       9    $      687    $   1,441    $       15    $      -   $   1,456
    State, county
        and municipal        5,370            35          112         5,293        5,533           108           -       5,641
    Mortgage-backed
        securities           3,167            16           60         3,123        2,507            64           -       2,571
                        ----------    ----------    ---------    ----------    ---------    ----------    --------   ---------

                        $    9,233    $       51    $     181    $    9,103    $   9,481    $      187    $      -   $   9,668
                        ==========    ==========    =========    ==========    =========    ==========    ========   =========


      The amortized cost and market values of securities available for sale at December 31 are as follows (dollars in thousands):

                                               1994                                                   1995
                          -----------------------------------------------       -----------------------------------------------
                                          Gross       Gross                                   Gross         Gross
                          Amortized    Unrealized  Unrealized      Market       Amortized  Unrealized    Unrealized     Market
                            Cost          Gains      Losses         Value         Cost        Gains        Losses        Value
                            ----          -----      ------         -----         ----        -----        ------        -----

    U.S. Treasury
        securities      $    4,552    $       -     $      94    $    4,458    $   2,650    $       24    $     -    $     2,674
    U.S. Government
        agencies            11,938             7          568        11,377       10,478            -          131        10,347
    Mortgage-backed
        securities           5,887            -           362         5,525        5,240             5          -          5,245
    Other securities           721            -            -            721          766            -           -            766
                        ----------    ----------    ---------    ----------    ---------    ----------    --------   -----------
                        $   23,098    $        7    $   1,024    $   22,081    $  19,134    $       29    $    131   $    19,032
                        ==========    ==========    =========    ==========    =========    ==========    ========   ===========

      Included in mortgage-backed securities at December 31, 1994 and 1995 are (in thousands):


                                                       1994                          1995
                                              -----------------------       ---------------------
                                              Amortized       Market        Amortized      Market
                                                Cost           Value          Cost          Value
                                                ----           -----          ----          -----
           Five year balloon                $      967     $      942     $      735    $        745
           Seven year balloon                      717            711            776             790
           Adjustable rate                       5,887          5,525          5,240           5,245
           Fixed rate, principally with
               maturities greater
               than ten years                    1,483          1,470            996           1,036
                                            ----------     ----------     ----------    ------------
                                            $    9,054     $    8,648     $    7,747    $      7,816
                                            ==========     ==========     ==========    ============

      The amortized cost and estimated market value of securities at December 31, 1995, by contractual maturity, are shown below (dollars in thousands):


                                                 Available for Sale           Held to Maturity
                                             --------------------------     -----------------------
                                                             Estimated                    Estimated
                                              Amortized       Market        Amortized      Market
                                                Cost           Value          Cost          Value
                                                ----           -----          ----          -----

           One year or less                 $    1,797     $    1,760     $    1,776    $      1,786
           After one year through
               five years                       10,802         10,761          5,709           5,787
           After 5 years through
               10 years                            535            506          1,090           1,136
           After 10 years                        6,000          6,005            906             959
                                            ----------     ----------     ----------    ------------

           Total                            $   19,134     $   19,032     $    9,481    $      9,668
                                            ==========     ==========     ==========    ============


      There were no sales of securities in 1994. In 1995 the Company sold $896,000 in securities out of its available for sale portfolio.

      Investment securities with carrying amounts of approximately $12,118,000 and $17,669,000 at December 31, 1994 and 1995, respectively, were pledged to secure public deposits and securities sold under repurchase agreements and for other purposes required or permitted by law.

(5)   Loans Receivable, Net

      Loans receivable, net, at December 31 are summarized as follows (dollars in thousands):


                                                                      1994           1995
                                                                      ----           ----

          Commercial loans                                       $   18,469     $   25,684
          Real estate - mortgage loans                               71,282         84,418
          Real estate - construction and land development loans       5,040          9,111
          Consumer loans                                             25,049         28,781
                                                                 ----------     ----------
                     Total loans                                    119,840        147,994

          Less: Allowance for loan losses                            (1,944)        (2,320)
                                                                 ----------     ----------

          Loans receivable, net                                  $  117,896     $  145,674
                                                                 ==========     ==========


      Loans on which the accrual of interest has been discontinued amounted to $281,000 and $241,000 at December 31, 1994 and 1995, respectively. If interest on these loans had been accrued, such income on these loans would have approximated $56,000 and $40,000 for the years ended December 31, 1994 and 1995, respectively.

      Changes in the allowance for loan losses for the years ended December 31 were as follows (dollars in thousands):

                                                             1993           1994            1995
                                                             ----           ----            ----

          Balance, beginning of year                      $  1,369       $  1,694       $   1,944
          Provision for loan losses                            282            397             779
          Loans charged-off                                   (290)          (334)           (645)
          Recoveries                                           308            172             234
          Allowance allocated to purchased loans                25             15               8
                                                          --------       --------       ---------
          Balance, end of year                            $  1,694       $  1,944       $   2,320
                                                          ========       ========       =========


      At December 31, 1995, the majority of the loan portfolio is secured by collateral located in the State of South Carolina and there were no significant concentrations of loans in any type of industry, type of property or to one borrower.

      At December 31, 1995, the Company has $1,398,000 in mortgage loans held for sale which are recorded at the lower of their cost or market value.

      On January 1, 1995, the Company adopted SFAS No. 114 "Accounting by Creditors for Impairment of a Loan." SFAS 114 requires that impaired loans and certain restructured loans be measured at the present value of expected future cash flows, discounted at the loan's effective interest rate, at the loan's observable market price, or at the fair value of the collateral if the loan is collateral dependent. A specific reserve is set up for each impaired loan.

      Also on January 1, 1995, the Company adopted SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." SFAS 118 amends SFAS 114 in the areas of disclosure requirements and methods for recognizing interest income on an impaired loan.

      At December 31, 1995, loans totaling $241,000 were considered to be impaired under SFAS 114. The related impairment allowance at December 31, 1995 was $0. The average impaired loans during 1995 was $205,000.

(6)   Premises and Equipment

      Premises and equipment at December 31 are as follows (dollars in thousands):

                                                        Estimated
                                                         useful
                                                          lives             1994            1995
                                                          -----             ----            ----

          Land                                                -          $    833       $   1,818
          Buildings and leasehold improvements       15-30 years            2,527           3,423
          Furniture, fixtures and equipment            2-8 years            2,769           2,622
          Vehicles                                       3 years              223             260
                                                                            6,352           8,123

          Accumulated depreciation                                         (2,680)         (2,535)
                                                                         --------       ---------

                                                                         $  3,672       $   5,588
                                                                         ========       =========

(7)   Deposits

      Deposits outstanding by type of account and weighted average rate are summarized as follows (dollars in thousands):

                                                                  December 31,
                                              ------------------------------------------------
                                                      1994                          1995
                                                      ----                          ----
                                              Balance       Rate          Balance         Rate
                                              -------       ----          -------         ----
          Demand accounts:
              Non-interest-bearing         $   20,434           - %      $  20,949           - %
              Interest-bearing demand
                 deposits                      22,431         2.48          24,710          2.46
              Savings and money market         24,296         3.07          25,420          3.74
                                           ----------         ----       ---------          ----
                                               67,161         1.93          71,079          2.22
                                           ----------         ----       ---------          ----
          Certificate accounts:
              Jumbo                            16,645         4.94          23,855          6.09
              Other                            53,860         4.61          65,447          5.83
                                           ----------         ----       ---------          ----
                                               70,505         4.69          89,302          5.90
                                           ----------         ----       ---------          ----

                 Total deposits            $  137,666         3.34%      $ 160,381          4.28%
                                           ==========         ====       =========          ====


      Certificate accounts by maturity at December 31 consist of the following (dollars in thousands):

                                                                       1994           1995
                                                                       ----           ----

          Maturing in first succeeding year                        $ 61,473       $ 78,775
          Maturing in second through fifth
              succeeding years                                        9,032         10,527
                                                                   --------       --------

                                                                   $ 70,505       $ 89,302
                                                                   ========       ========

      Interest expense by type of deposit for the years ended December 31 is summarized as follows (dollars in thousands):


                                                             1993           1994            1995
                                                             ----           ----            ----

          Interest-bearing demand deposits                $    495       $    529       $     574
          Savings and money market                             700            699             785
          Certificates                                       2,855          2,850           4,512
                                                          --------       --------       ---------

                                                          $  4,050       $  4,078       $   5,871
                                                          ========       ========       =========


(8)   Long-term Debt

      Other Borrowed Funds

      Other borrowed funds at December 31 are summarized as follows (dollars in thousands):


                                                                      1994           1995
                                                                      ----           ----

          Federal funds purchased due January 1, 1995              $   150        $     -

          Line of credit payable to a commercial  bank due May
          1997,  bearing an  interest rate ranging from 8.5% to
          10% in 1994 and 9.75% to 10.5% in 1995 (a)                 6,450          8,020

          Line of credit payable to a commercial bank, bearing
          an interest rate ranging from 8.5% to 9.0% (b)                 -            650

          Subordinated    debentures    due   December   1999,
          interest payable  quarterly at 7.5% in 1994 and 9.0%
          in 1995                                                      400            400

          Subordinated  debentures  due  June  1998,  interest
          payable quarterly at 10.25%                                   -             300

          Subordinated  debenture due October  1996,  interest
          payable monthly at 9.75%                                      -             100

          Unsecured   notes  due  within  one  year,   bearing
          interest rates ranging from 7.5% to 9.75%                    850             -
                                                                   -------       --------

                                                                   $ 7,850       $  9,470
                                                                   =======       ========


      (a) During 1994, the Company's subsidiary, Quick Credit, entered into a $10,000,000 line of credit with a commercial bank secured by Quick Credit's loans receivable of which $6,450,000 and $8,020,000 was outstanding at December 31, 1994 and 1995, respectively. The line expires May 1997. The line of credit allows Quick Credit to borrow based upon a borrowing formula and requires Quick Credit to maintain certain minimum net worth levels and debt to equity levels.

(b) In May, 1995 the Company entered into a combination revolving line of credit/term loan agreement with a commercial bank secured by the common stock of both subsidiary banks in the amount of $5,000,000. The line of credit was increased to $6,000,000 in December, 1995. The revolving line of credit expires in May, 1999, but may be extended for two additional one year periods of time if certain covenants are met but not to exceed a final expiration date of May, 2001. The revolving line bears interest at a variable rate and requires quarterly interest payments. At the expiration of the revolving line of credit the Company can convert the balance outstanding under the revolving line to a term loan at a fixed rate or variable rate of interest, at the Company's discretion, for a period of up to five years, but not to exceed a final expiration date of May, 2006 with quarterly interest and equal principal payments required. At December 31, 1995, $650,000 was outstanding under the revolving line of credit. The lines of credit and term loan agreement require the Company and its banking subsidiaries to maintain certain minimum net worth levels, cash flow ratios and earnings levels.

      Federal Home Loan Bank Advances

      The Company's banking subsidiaries have outstanding borrowings from the Federal Home Loan Bank of Atlanta totaling $2,910,000, collectively. These advances accrue interest at rates ranging from 6.30% to 7.91%. Advances to Anderson National Bank totaled $360,000 at December 31, 1995 and are being amortized over 10 years with $20,000 semi-annual payments required through August, 2004. These advances are secured by certain of Anderson National Bank's securities. Advances to Spartanburg National Bank totaled $2,550,000 at December 31, 1995. Of these advances, $550,000 are due in October, 1999 and $2,000,000 of these advances are due in $1,000,000 increments in February and March of 1996, respectively. These advances are secured by certain of Spartanburg National Bank's securities and by a blanket lien on Spartanburg National Bank's first mortgage real estate loans.

      Other

      The Company also has a line of credit facility with an unrelated commercial bank which is unsecured and provides that the Company may borrow up to $100,000, all of which is available at December 31, 1995. Borrowings under this credit facility bear interest at the prime rate.

(9)   Securities Sold Under Repurchase Agreements

      Securities sold under repurchase agreements, payable within one year and collateralized by investment securities, at December 31, are summarized as follows (dollars in thousands):


                                                             1993           1994          1995
                                                             ----           ----          ----

          Balance at December 31                         $   2,877       $  3,298       $  3,096
                              --                         ---------       --------       --------

          Weighted average interest rate
              at December 31                                  2.53%          3.78%          4.94%
                          --                             ---------       --------           ----

          Maximum amount outstanding at
              any month end during the year              $   4,119       $  4,599       $  4,068
                                                         ---------       --------       --------

          Average monthly balance outstanding
              during the year                            $   2,666       $  3,486       $  3,220
                                                         ---------       --------       --------

          Average interest during the year                    2.96%          3.38%          4.94%
                                                         ---------       --------           ----


(10)  Commitments, Contingencies and Off-Balance Sheet Risk

      The Company has entered into a number of noncancellable operating and capital lease agreements, primarily for land, buildings and equipment for operations. Many of these leases contain renewal options and escalation clauses, and in some instances, the annual rent will be renegotiated upon lease renewal. In addition, the Company pays maintenance, property taxes and insurance on certain leased properties.

      At December 31, 1995, minimum rental commitments based on the remaining noncancellable lease terms without consideration of renewal options are summarized as follows (dollars in thousands):


                                                                       Capital      Operating
                                                                       -------      ---------

          1996                                                       $     22       $   178
          1997                                                             -            141
          1998                                                             -            110
          1999                                                             -             43
          2000                                                             -             15
          2001 and thereafter                                              -              8
                                                                     --------       -------

          Total minimum obligation                                         22       $   495
                                                                                    =======
          Less amounts representing interest at approximately 7%           (1)
                                                                     --------

          Present value of net minimum obligation
              at December 31, 1995                                   $     21
                                                                     ========


      During 1993, 1994 and 1995, the Company paid rent expense, collectively, of $172,400, $166,600, and $179,800, respectively.

      Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract.
      These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's credit worthiness is evaluated on a case-by-case basis and collateral is obtained if deemed necessary. At December 31, 1995, the Banks had commitments to extend credit of approximately $26,906,000. This amount includes unused credit card and home mortgage equity lines.

      Standby letters of credit are commitments issued by the Banks to guarantee the performance of a customer to a third party. The Banks had approximately $1,390,000 in outstanding standby letters of credit at December 31, 1995.

      The Banks are parties to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of their customers and to reduce their own exposure to fluctuations in interest rates. Theses financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the Consolidated Balance Sheets. The contract amount of these instruments reflects the extent of involvement that the Banks have in classes of financial instruments.

      The Banks use the same credit policies in making commitments to extend credit and in issuing standby letters of credit that are used for on-balance sheet instruments. The Company's exposure to credit loss for commitments to extend credit and standby letters of credit in the event of the other party's nonperformance is represented by the contract amount of the instrument and is essentially the same as that involved in extensions of loans with collateral being obtained if deemed necessary.

(11)  Income Taxes

      Income tax expense (benefit) for the years ended December 31 is as follows (dollars in thousands):


                                                             1993           1994            1995
                                                             ----           ----            ----
          Current tax provision:
              Federal                                     $    972       $  1,032        $  1,383
              State                                             78            115             146
                                                          --------       --------        --------
                                                             1,050          1,147           1,529
                                                          --------       --------        --------
          Deferred tax provision (benefit):
              Federal                                         (194)           (62)           (218)
              State                                             (6)            (3)            (20)
                                                          --------       --------        --------
                                                              (200)           (65)           (238)
                                                          --------       --------        --------

                 Total tax provision                      $    850       $  1,082        $  1,291
                                                          ========       ========        ========


      The Company's effective tax rate varies from the Federal statutory tax rate of 34%. The reasons for the differences are as follows (dollars in thousands):


                                            1993                 1994                 1995
                                            ----                 ----                 ----
                                                 % of                  % of                 % of
                                                Pretax                Pretax               Pretax
                                      Amount    Income   Amount       Income    Amount     Income
                                      ------    ------   ------       ------    ------     ------
        Computed "expected"
           tax expense               $  836     34.0%    $1,074       34.0%   $  1,259      34.0%
        Effect of:
           State income tax,
              net of federal
              benefit                    47      1.9        74         2.3          83       2.2
           Tax-exempt interest
              income                    (71)    (2.9)      (77)       (2.4)        (74)     (2.0)
           Other, net                    38      1.6        11         0.3          23        .7
                                     ------     ----     -----        ----    --------      ----

                                     $  850     34.6%    $1,082       34.2%   $  1,291      34.9%
                                     ======     ====     ======       ====    ========      ====


      As discussed in note 2, the Company adopted SFAS 109 as of January 1, 1993. The cumulative effect of this change in accounting for income taxes of $56,000 was determined as of January 1, 1993 and has been reported separately in the consolidated statement of income for the year ended December 31, 1993.

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, are presented below (dollars in thousands):


                                                                       1994           1995
                                                                       ----           ----
          Deferred tax assets:
              Loan loss reserves                                      $ 335         $  465
              Deferred compensation                                     152            208
              Unrealized investment security losses                     376             33
              Other                                                      66            100
                                                                       ----          -----
                 Total gross deferred tax assets                        929            806
                                                                       ----          -----



                                                                       1994           1995
                                                                       ----           ----
          Deferred tax liabilities:
              Fixed asset basis for financial reporting purposes
                 in excess of tax basis                                $ 20           $ 42
              Tax over book accrued expenses                             51             -
              Other                                                       2             13
                                                                       ----           ----

                 Total gross deferred tax liabilities                    73             55
                                                                       ----           ----

                 Net deferred tax asset                                $856           $751
                                                                       ====           ====


      A portion of the change in the net deferred tax asset relates to unrealized gains and losses on securities available for sale. The related current period deferred tax charge of $343,000 has been recorded directly to shareholders' equity. The balance of the change in the net deferred tax asset results from the current period deferred tax benefit of $238,000. The net deferred tax asset is included in other assets in the accompanying consolidated balance sheets.

      The valuation allowance for deferred tax assets as of January 1, 1994 and 1995 was zero. The net change in the total valuation allowance for the years ended December 31, 1994 and 1995 was zero. No valuation allowance has been established as it is management's contention that realization of the deferred tax asset is more likely than not due primarily to refundable taxes in carryback periods and conservative estimates of future taxable income.

      The Company's income tax returns for 1992 and subsequent years are subject to review by the taxing authorities.

(12)  Shareholders' Equity

      On October 15, 1993 the Company's Board of Directors declared a five percent stock dividend. On May 2, 1994 the Board declared a ten percent stock dividend. On May 22, 1995 and October 22, 1995 the Company's Board of Directors declared additional five percent stock dividends. Accordingly, outstanding shares of common stock were increased and a transfer representing the fair market value of additional shares issued was made from retained earnings to common stock at par value, cash for payment of fractional shares and the balance to additional paid-in capital.

      On October 25, 1994, the Board of Directors declared a three-for-two stock split payable to stockholders of record as of November 8, 1994. The distribution date was November 22, 1994 with fractional shares paid in cash based on the adjusted market value of the stock at the distribution date. The weighted average shares outstanding and earnings per share amounts for the prior years have been restated to reflect the stock split and the various stock dividends.

(13)  Stock Options

      In 1987, the Company adopted a stock option plan (the "1987 Plan") which provides for granting key employees options to purchase the Company's common stock at an option price equal to fair market value at the date of grant. Option prices and number of shares have been adjusted for the stock dividends and split discussed in note 12. The Company reserved 178,318 shares for issuance pursuant to the 1987 Plan. Options vest in four increments of 25% each on the first four anniversaries of the date of grant and can be exercised within ten years of the date of grant.

      At December 31, 1995, under the 1987 Plan options to purchase 176,365 shares were outstanding, 1,953 shares were available for grant and 164,346 shares were exercisable. Stock option activity to date is as follows:

                                                                   Outstanding     Exercisable
                                                                   -----------     -----------

          Granted at $6.01 per share in 1987                         33,166         33,166
          Granted at $5.46 per share in 1987                         43,156         43,156
          Granted at $5.46 per share in 1988                         42,176         42,176
          Granted at $5.46 per share in 1989                          7,371          7,371
          Granted at $5.46 per share in 1990                          3,317          3,317
          Granted at $4.49 per share in 1991                         14,040         14,040
          Granted at $4.22 per share in 1992                         26,772         19,528
          Granted at $5.50 per share in 1994                          6,367          1,592
                                                                    -------        -------

                                                                    176,365        164,346
                                                                    =======        =======

      During 1994, options to purchase 14,229 shares were exercised at an average price of $7.01 per share. During 1995, options to purchase 18,237 shares were exercised at an average price of $5.40 per share. Prior to 1994, no stock options were exercised.

      In 1994, the Company adopted an additional stock option plan (the "1994 Plan"). The Company reserved 176,513 shares for issuance pursuant to the Plan. Options vest in four increments of 25% each on the first four anniversaries of the date of grant and can be exercised within ten years from the date of the grant.

      At December 31, 1995, under the 1994 Plan, options to purchase 59,684 options were outstanding, 116,829 were available for grant, and 6,942 were exercisable. Stock option activity to date is as follows:

                                                                   Outstanding    Exercisable
                                                                   -----------    -----------

          Granted at $5.50 in 1994                                   11,051          2,046
          Granted at $5.59 in 1994                                   11,369          2,140
          Granted at $7.71 in 1994                                   11,025          2,756
          Granted at $10.43 per share in 1995                        26,239             -
                                                                     ------         ------

                                                                     59,684          6,942
                                                                     ======          =====


(14)  Restrictions on Subsidiary Dividends, Loans or Advances

      The dividends that may be paid by the Banks to the Company are subject to legal limitations and regulatory capital requirements. Prior approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds that Bank's net profits (as defined) for that year combined with its retained net profits (as defined) for the two preceding calendar years. During 1994 and 1995, dividends were declared by Anderson National Bank. No dividends have been declared by Spartanburg National Bank.

      Under Federal Reserve Board regulations, the amounts of loans or advances from the banking subsidiaries to the Company are also restricted.

(15)  Other Operating Expenses

      Other operating expenses for the years ended December 31 are as follows (dollars in thousands):


                                                             1993           1994            1995
                                                             ----           ----            ----
          Data processing expense                         $    306       $    309       $     251
          Printing, stationery and supplies                    191            241             220
          Depreciation on premises and equipment               462            599             543
          Legal and professional fees                          187            168             217
          Advertising                                          298            306             340
          Regulatory assessments                               376            358             314
          Postage                                              143            158             181
          Other                                              1,149          1,194           1,569
                                                          --------       --------           -----

                                                          $  3,112       $  3,333       $   3,635
                                                          ========       ========       =========


(16)  Employee Benefits

      Effective April 1, 1989, the Company adopted a tax deferred savings plan (the "Plan") under Section 401(k) of the Internal Revenue Code (IRC) which covers substantially all of the Company's employees. The Plan provides for voluntary contributions up to a maximum of 15% of an employee's gross earnings or the maximum permitted by the IRC, whichever is lower. The Company matches the participants' contributions up to a maximum of 3% of an employee's salary. Participants are fully vested in both their contributions and the Company's contributions at all times. The Company's contributions to the Plan were $55,309, $91,075 and $91,383 in 1993, 1994 and 1995, respectively.

      Effective January 1, 1989, the Company established a deferred compensation plan for its directors and certain executive officers whereby the director/officer may elect to defer fees/salaries. Amounts deferred under this plan accrue interest at the Banks' prime rate plus 1%. The accompanying consolidated financial statements include $103,000, $109,600 and $117,467 of compensation expense deferred in 1993, 1994 and 1995, respectively. The deferred compensation plan is funded with life insurance policies which are payable to the Company in the event of the employee's death and which will accumulate a cash value approximating the amount of deferred compensation over time until the employee's retirement. The deferred compensation liability was $576,836 and $608,635 as of December 31, 1994 and 1995, respectively.

(17)  Capital Requirements and Regulatory (unaudited)

      For bank holding companies with total assets of more than $150 million, such as the Company, capital adequacy is generally evaluated based upon the capital of its banking subsidiaries. The Federal Reserve Board has adopted a risk based capital rule which requires bank holding companies to have qualifying capital to risk-weighted assets of at least 8.00%, with at least 4% being "Tier 1" capital. Tier 1 capital consists principally of common stockholders' equity, noncumulative preferred stock, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets. "Tier 2" (or supplementary) capital consists of general loan loss reserves (subject to certain limitations), certain types of preferred stock and subordinated debt, and certain hybrid capital instruments and other debt securities such as equity commitment notes. A bank holding company's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital components, provided that the maximum amount of Tier 2 capital that may be treated as qualifying capital is limited to 100% of Tier 1 capital. The Comptroller imposes a similar standard on national banks. The regulatory agencies expect national banks and bank holding companies to operate above minimum risk-based capital levels. The Company's risk-based capital ratio was 12.73% and its Tier 1 capital to risk weighted assets ratio was 11.48% at December 31, 1995, compared to 13.78% and 12.25%, respectively, at December 31, 1994. The risk-based capital ratios for Anderson National Bank and Spartanburg National Bank were 12.72% and 11.09%, respectively, at December 31, 1995 compared to 13.80% and 12.34%, respectively, at December 31, 1994. Their Tier 1 capital to risk weighted assets ratios were 11.47% and 9.88%, respectively, at December 31, 1995 compared to 12.55% and 10.12%, respectively, at December 31, 1994. The decline in Anderson National Bank's risk-based and Tier 1 capital to risk weighted assets ratios from year-end 1994 levels resulted largely from the payment of $726,000 in dividends to the parent company during the period ending December 31, 1995. The decrease in Spartanburg National Bank's and the consolidated company's risk-based and Tier 1 capital to risk weighted assets ratios from year-end 1994 levels is a result of growth experienced during 1995.

(18)  Related Party Transactions

      In the ordinary course of business, the Company's banking subsidiaries make loans to their directors and officers and their related interests. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. Activity in related party loans is as follows (dollars in thousands):

                                                                       1994           1995
                                                                       ----           ----

          Outstanding loans at beginning of year                  $   1,456       $  2,702
          Loans originated                                            1,785          1,319
          Principal collected on loans                                 (539)        (1,127)
                                                                  ---------       --------

          Outstanding loans at end of year                        $   2,702       $  2,894
                                                                  =========       ========


      In September 1988, Anderson National Bank entered into a noncancellable operating lease for a branch facility with a partnership in which an officer of the Company is a partner. The lease has a remaining term of approximately four years, provides for various renewal options and requires monthly rental payments of $2,000.

      In March 1990, the Anderson Bank entered into a noncancellable operating lease for a branch facility with a director of the Company. The lease has a remaining term of approximately four months, provides for various renewal options and requires monthly rental payments of $500. At the end of the initial term, the lease is expected to be renewed.

(19)  Condensed Financial Information

      Condensed financial information for First United Bancorporation (parent company) is as follows (in thousands):

      Balance Sheet Data:
                                                                         December 31,
                                                                         ------------
                                                                       1994           1995
                                                                       ----           ----
                 Assets
      Cash                                                        $      61       $      18
      Investment in subsidiaries                                     13,171          15,273
      Due from subsidiaries                                             477           1,194
      Premises and other assets                                         173           1,322
                                                                  ---------       ---------

                 Total assets                                     $  13,882       $  17,807
                                                                  =========       =========

      Liabilities and Shareholders' Equity

      Liabilities:
          Other borrowed funds                                    $      -        $   1,170
          Other liabilities                                             291             230
                                                                  ---------       ---------
                 Total liabilities                                      291           1,400

      Shareholders' equity                                           13,591          16,407
                                                                  ---------       ---------

                 Total liabilities and shareholders' equity       $  13,882       $  17,807
                                                                  =========       =========

      Income Statement Data:

                                                                  Years ended December 31,
                                                                  ------------------------
                                                             1993           1994             1995
                                                             ----           ----             ----

      Interest income                                      $      1      $     12        $      75
      Interest expense                                           (6)           (5)             (42)
                                                           --------      --------         --------

                 Net interest income (expense)                   (5)            7               33

      Dividend income from subsidiaries                         200           250            1,017
      Other income                                              865           961            1,281
      Other expenses                                           (922)       (1,035)          (1,359)
                                                           --------      --------        ---------
                                                                143           176              939
                                                           --------      --------        ---------

      Income before income tax expense
          and equity in undistributed earnings
          of subsidiaries                                       138           183              972
      Income tax benefit                                         36            23               17
      Equity in undistributed earnings
          of subsidiaries                                     1,492         1,872            1,424
                                                           --------      --------        ---------

      Net income                                           $  1,666      $  2,078        $   2,413
                                                           ========      ========        =========



                                                                   Year ended December 31,
                                                                   -----------------------
                                                             1993           1994            1995
                                                             ----           ----            ----
      Cash Flow Data:

      Cash flows from operating activities:
          Net income                                     $   1,666       $  2,078       $   2,413
          Adjustments to reconcile net income
              to net cash provided (used) by operating
              activities:
                 Equity in undistributed earnings
                     of subsidiaries                        (1,492)        (1,872)         (1,424)
                                                         ---------       --------          ------
                 Other, net                                   (248)           (47)         (1,485)
                     Net cash provided (used) by
                         operating activities                  (74)           159            (496)
                                                         ---------       --------            ----

      Cash flows from investing activities -
          (Increase) decrease in due from subsidiaries         152           (303)           (717)
                                                         ---------       --------            ----

      Cash flows provided by financing activities -
          Net increase in other
              borrowed funds                                    -             100           1,170
                                                         ---------       --------           -----

      Net increase (decrease) in cash                           78            (44)            (43)

      Cash, beginning of year                                   27            105              61
                                                         ---------       --------              --

      Cash, end of year                                  $     105       $     61       $      18
                                                         =========       ========       =========

      Cash paid during the year for:
          Interest                                       $       6       $      2       $      36
          Taxes                                          $     923       $    947       $   1,391



(20)  Fair Value of Financial Instruments

      SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information, whether or not recognized in the statement of financial position, when it is practicable to estimate the fair value. SFAS 107 defines a financial instrument as cash, evidence of an ownership interest in an entity or contractual obligations which require the exchange of cash or other financial instruments. Certain items are specifically excluded from the disclosure requirements, including the Company's Common and Preferred stock, premises and equipment, and certain other assets and liabilities.

      Fair value approximates book value for the following financial instruments due to the short-term nature of the instrument: cash and due from banks, federal funds sold, securities sold under repurchase agreements, and other short-term borrowings.

      Fair value for variable rate loans that reprice frequently is based on the carrying value. Fair value for mortgage loans, consumer loans and all other loans (primarily commercial and industrial loans) is based on the discounted present value of the estimated future cash flows. Discount rates used in these computations approximate the rates currently offered for similar loans of comparable terms and credit quality.

      Fair value for demand deposit accounts and interest-bearing accounts with no fixed maturity date is equal to the carrying value. Certificate of deposit accounts are estimated by discounting cash flows from expected maturities using current interest rates on similar instruments.

      Fair value for long-term debt is based on discounted cash flows using the Company's current incremental borrowing rate. Investment securities are valued using quoted market prices.

      At December 31, 1995, the Banks had outstanding standby letters of credit, documentary letters of credit and commitments to extend credit. These off-balance sheet financial instruments are based on fees currently charged for similar instruments or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 1995 the carrying amounts approximated the fair values of these off-balance sheet financial instruments.

      The Company has used management's best estimate fair value based on the above assumptions. Thus, the fair values presented may not be the amounts which could be realized in an immediate sale or settlement of the instrument. In addition, any income taxes or other expenses which would be incurred in an actual sale or settlement are not taken into consideration in the fair values presented.

      The estimated fair values of the Company's financial instruments at December 31 were as follows:


                                                                                1995
                                                                      ------------------------
                                                                      Carrying           Fair
                                                                       Amount            Value
                                                                       ------            -----
                                                                           (In thousands)
          Financial assets:
              Cash and due from banks                              $    6,353       $    6,353
              Federal funds sold                                        5,100            5,100
              Securities held to maturity                               9,481            9,668
              Securities available for sale                            19,032           19,032
              Loans, net                                              145,674          145,935

          Financial liabilities:
              Demand deposits, NOW accounts,
                 savings accounts and money
                 market accounts                                       71,079           71,079
              Certificates of Deposit                                  89,302           89,673
              Securities sold under repurchase agreements               3,096            3,096
              Federal Home Loan Bank advances                           2,910            2,910
              Other borrowed funds                                      9,470            9,470


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

         Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The information required by this item is set forth under the heading "MANAGEMENT" on pages 4 through 7 of the definitive proxy materials of the Company filed in connection with its 1996 Annual Meeting of the Shareholders, which information is incorporated herein by reference.

Item 11. Executive Compensation

         The information required by this item is set forth under the heading "EXECUTIVE COMPENSATION" on pages 7 through 11 of the definitive proxy materials of the Company filed in connection with its 1996 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information required by this item is set forth under the heading "PRINCIPAL SHAREHOLDERS" on pages 2 and 3 of the definitive proxy materials of the Company filed in connection with its 1996 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

         The information required by this item is set forth under the heading "CERTAIN TRANSACTIONS" on page 11 of the definitive proxy materials of the Company filed in connection with its 1996 Annual Meeting of Shareholders, which information is incorporated herein by reference.

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)1.    Financial Statements

     The following consolidated financial statements and report of independent auditors of the Company, are included in Item 8 hereof.

     Report of Independent Auditors
     Consolidated Balance Sheets as of December 31, 1994 and 1995
     Consolidated Statements of Income for the years ended December 31, 1993, 1994 and 1995
     Consolidated Statements of Cash Flows for the years ended December 31, 1993, 1994 and 1995
     Consolidated Statements of Shareholders' Equity for the years ended December 31, 1993, 1994 and 1995

     Notes  to  Consolidated  Financial Statements

2. Financial Statement Schedules are included in the consolidated financial statements referenced in Item 14(a)1 above

3.   Exhibits

3.1      -  Articles  of  Incorporation  of  the  Registrant   (incorporated  by
         reference  to  exhibits  filed  with  the   Registrant's   Registration
         Statement on Form S-4 under the Securities Act of 1933, File No. 33-16600).

3.1.1 - Articles of Amendment to the Articles of Incorporation of the Registrant (incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1989, File No. 0-17565).

3.1.2 - Articles of Amendment to the Articles of Incorporation of the Registrant, filed May 6, 1994 (incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1994).

3.1.3. - Articles of Amendment to Articles of Incorporation of the Registrant, filed November 28, 1994 (incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1994).

3.2 - Bylaws of the Registrant (incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-4 under the Securities Act of 1933, File No. 33-16600).

10.1 - Registrant's 1987 Stock Option Plan (incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8 under the Securities Act of 1933, File No. 33-23193).

10.1.1 - Registrant's 1994 Stock Option Plan (incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8 under the Securities Act of 1933, File No. 33-94282).

10.2 - Summary Plan Description and Employee Savings Plan and Trust (incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1989, File No. 0-17565).

10.3 - Executive Security Plan (incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1989, File No. 0-17565).

10.4     - Split Dollar Agreement  between  Anderson  National Bank and Mason Y.
         Garrett (incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1989, File No. 0-17565).

10.5 - Split Dollar Agreement between Anderson National Bank and William B. West (incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1989, File No. 0-17565).

10.6 - Split Dollar Agreement between Spartanburg National Bank and James G. Bagnal, III (incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1989, File No. 0-17565).

10.7 - Split dollar agreement between Anderson National Bank and Ronald K. Earnest. (incorporated by reference to the exhibits filed with the Registrant's Annual Report on Form 10-K for the Year Ended December 31,
         1993)

10.8 - Employment contract between the Registrant and James G. Bagnal, III (incorporated by reference to the exhibits filed with the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1993).

10.9 - Employment contract between the Registrant and Ronald K. Earnest (incorporated by reference to the exhibits filed with the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1993).

10.10 - Employment contract between the Registrant and William B. West (incorporated by reference to the exhibits filed with the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1993).

10.11 - Credit Agreement and First Modification between Registrant and Bank South, N.A, Atlanta, GA, dated as of May 16, 1995 (incorporated by reference to the exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1995).

10.12 - Second Modification, dated as of September 25, 1995, to Credit Agreement between Registrant and Bank South, N.A., Atlanta, GA., dated as of May 16, 1995 (incorporated by reference to the exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1995).

10.13 - Third Modification, dated as of December 5, 1995, to Credit Agreement between Registrant and Bank South, N.A., Atlanta, GA., dated as of May 16, 1995.

10.14 - Employment Contract between the Registrant and Frank W. Wingate, dated May 15, 1995.

21. - List of Subsidiaries (incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1988, File No. 0-17565).

23. -    Consent of KPMG Peat Marwick LLP

27. -    Financial Data Schedule.

         The exhibits listed above will be furnished to any security holder upon written request for such exhibit to Mr. William B. West, Secretary, First United Bancorporation, 304 North Main Street, Anderson, South Carolina 29621. The Registrant will charge a fee of $.20 per page for photocopying such exhibit.

(b) No Current Reports on Form 8-K were filed during the fourth quarter of 1995.

(c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Anderson, State of South Carolina, on the 25th day of March, 1996.

                                           FIRST UNITED BANCORPORATION

                                           BY /s/Mason Y. Garrett
                                           Mason Y. Garrett
                                           President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                                Title                        Date

 /s/ Mason Y. Garrett              President, Chief              March 25, 1996
Mason Y. Garrett                   Executive Officer
                                     and Director

 /s/ William B. West                Vice President               March 25, 1996
William B. West                (Principal Financial and
                                Accounting Officer) and
                                       Director

 /s/ James G. Bagnal, III              Director                  March 25, 1996
James G. Bagnal, III

                                       Director
Irvin L. Cauthen

 /s/ Robert E. DeLapp, Jr.             Director                  March 25, 1996
Robert E. DeLapp, Jr.

 /s/ Ronald K. Earnest                 Director                  March 25, 1996
Ronald K. Earnest

                                       Director
J. Berry Garrett

 /s/ Randolph V. Hayes                 Director                  March 25, 1996
Randolph V. Hayes

 /s/ J. Donald King
J. Donald King                         Director                  March 25, 1996

 /s/ T. Ree McCoy, Jr.                 Director                  March 25, 1996
T. Ree McCoy, Jr.



G. Weston Nalley                       Director


 /s/ Robert V. Pinson                  Director                  March 25, 1996
Robert V. Pinson


/s/Donald C. Roberts, M. D.            Director                  March 25, 1996
Donald C. Roberts, M.D.


 /s/ Milton A. Smith                   Director                  March 25, 1996
Milton A. Smith


 /s/ Harold P. Threlkeld               Director                  March 25, 1996
Harold P. Threlkeld



                                                 INDEX TO EXHIBITS


                  Description

 3.1    -         Articles of Incorporation of the Registrant (incorporated by                           Previously Filed
                  reference to exhibits filed with the Registrant's Registration
                  Statement on Form S-4 under the Securities Act of 1933, File
                  No. 33-16600)

 3.1.1  -         Articles of Amendment to the Articles of Incorporation of the                          Previously Filed
                  Registrant (incorporated by reference to exhibits filed with the
                  Registrant's Annual Report on Form 10-K for the Year Ended
                  December 31, 1989, File No. 0-17565).

 3.1.2  -         Articles of Amendment to the Articles of Incorporation of the                          Previously Filed
                  Registrant, filed May 6, 1994 (incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1994).

 3.1.3  -         Articles of Amendment to the Articles of Incorporation of the                          Previously Filed
                  Registrant, filed November 28, 1994 (incorporated by reference to exhibits filed with the Registrant's Annual Report on Form
                  10-K for the Year Ended December 31, 1994).

 3.2    -         Bylaws of the Registrant (incorporated by reference to exhibits                        Previously Filed
                  filed with the Registrant's Registration Statement on Form S-4 under the Securities Act of 1933, File No. 33-16600)

10.1    -         Registrant's 1987 Stock Option Plan (incorporated by reference                         Previously Filed
                  to exhibits filed with the Registrant's Registration Statement on
                  Form S-8 under the Securities Act of 1933, File No. 33-23193)

10.1.1  -         Registrant's 1994 Stock Option Plan (incorporated by reference                         Previously Filed
                  to exhibits filed with the Registrant's Registration Statement on
                  Form S-8 under the Securities Act of 1933, File No. 33-94282).

10.2    -         Summary Plan Description and Employee Savings Plan and                                 Previously Filed
                  Trust (incorporated by reference to exhibits filed with the
                  Registrant's Annual Report on Form 10-K for the Year Ended
                  December 31, 1989, File No. 0-17565).

10.3    -         Executive Security Plan (incorporated by reference to exhibits                         Previously Filed
                  filed with the Registrant's Annual Report on Form 10-K for the
                  Year Ended December 31, 1989, File No. 0-17565).

10.4    -         Split Dollar Agreement between Anderson National Bank and                              Previously Filed
                  Mason Y. Garrett (incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the Year
                  Ended December 31, 1989, File No. 0-17565)




INDEX TO EXHIBITS


                  Description

10.5    -         Split Dollar Agreement between Anderson National Bank and                              Previously Filed
                  William B. West (incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the Year
                  Ended December 31, 1989, File No. 0-17565)

10.6    -         Split Dollar Agreement between Spartanburg National Bank and                           Previously Filed
                  James G. Bagnal, III (incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the Year
                  Ended December 31, 1989, File No. 0-17565).

10.7    -         Split dollar agreement between Anderson National Bank and                              Previously Filed
                  Ronald K. Earnest (incorporated by reference to the exhibits filed with the Registrant's Annual Report on Form 10-K for the
                  Year Ended December 31, 1993).

10.8    -         Employment contract between the Registrant and James G.                                Previously Filed
                  Bagnal, III (incorporated by reference to the exhibits filed with the Registrant's Annual Report on Form 10-K for the Year
                  Ended December 31, 1993).

10.9    -         Employment contract between the Registrant and Ronald K.                               Previously Filed
                  Earnest (incorporated by reference to the exhibits filed with the
                  Registrant's  Annual  Report on Form  10-K for the Year  Ended
                  December 31, 1993).

10.10   -         Employment contract between the Registrant and William B.                              Previously Filed
                  West (incorporated by reference to the exhibits filed with the
                  Registrant's  Annual  Report on Form  10-K for the Year  Ended
                  December 31, 1993).

10.11   -         Credit Agreement and First Modification between Registrant and                         Previously Filed
                  Bank, South, N.A., Atlanta, GA, dated as of May 16, 1995
                  (incorporated by reference to the exhibits filed with the
                  Registrant's Quarterly Report on Form 10-Q for the Quarter
                  ended June 30, 1995).

10.12   -         Second Modification, dated as of September 25, 1995, to Credit                         Previously Filed
                  Agreement between Registrant and Bank South, N.A., Atlanta,
                  GA., dated as of May 16, 1995 (incorporated by reference to the exhibits filed with the Registrant's Quarterly Report on Form
                  10-Q for the Quarter Ended September 30, 1995).

10.13   -         Third Modification, dated as of December 5, 1995, to Credit                            Attached
                  Agreement between Registrant and Bank South, N.A., Atlanta,
                  GA., dates as of May 16, 1995.






10.14   -         Employment Contract between the Registrant and Frank W.                                Attached
                  Wingate, dated May 15, 1995.

21.     -         List of Subsidiaries (incorporated by reference to exhibits filed                      Previously Filed
                  with the Registrant's Annual Report on Form 10-K for the Year
                  Ended December 31, 1988, File No. 0-17565).

23.     -         Consent of KPMG Peat Marwick LLP                                                       Attached

27.     -         Financial Data Schedule                                                                Attached

                                       66
