Form 10-Q
period 1996-03-31
FIRST UNITED BANCORPORATION /SC/
filed 1996-05-13
CIK 820379

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        For Quarter Ended March 31, 1996

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

                                 (864) 224-1112
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

                                    YES [X]     NO  [ ]

The number of shares outstanding of each of registrant's classes of common stock as of March 31, 1996:

                2,327,054 shares of common stock, $1.67 Par Value

                                TABLE OF CONTENTS



                                                                            PAGE

PART I ITEM 1  FINANCIAL INFORMATION

         Consolidated Balance Sheets                                           3
                  March 31, 1996 and December 31, 1995
                  (unaudited)

         Consolidated Statements of Income                                     4
                  Three months ended March 31, 1996
                  and 1995 (unaudited)


         Consolidated Statement of Changes in
         Shareholders' Equity                                                  5
                  Year ended December 31, 1995 and three
                  months ended March 31, 1996 (unaudited)


         Consolidated Statement of Cash Flows
                  Three months ended March 31, 1996 and                        6
                  1995(unaudited)

         Notes to Consolidated Financial Statements                            7
                  (unaudited)


PART I ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                  8


PART II  OTHER INFORMATION                                                    19


SIGNATURES                                                                    20


                                                 FIRST UNITED BANCORPORATION
                                                 CONSOLIDATED BALANCE SHEETS
                                                          (Unaudited)

                                                                    March 31,                December 31,
                                                                      1996                       1995
                                                                  ------------               ------------
                                                                                  (In thousands)

ASSETS:
  Cash and due from banks                                           $  7,926                   $  6,353
  Federal funds sold                                                   5,350                      5,100
  Investment securities:
    Held to maturity (Market value of $8,944 and                       8,801                      9,481
    $9,668)
    Available for sale (Cost of $20,242 and $19,134)                  20,101                     19,032

  Total loans                                                        154,553                    147,994
  Less: Allowance for loan losses                                    (2,391)                    (2,320)
                                                                    --------                   --------
                           Net loans                                 152,162                    145,674

  Premises, furniture and equipment (net)                              6,044                      5,588
  Other real estate owned                                                 74                         74
  Other assets                                                         3,130                      3,112
                                                                    --------                   --------
      TOTAL ASSETS                                                  $203,588                   $194,414
                                                                    ========                   ========

LIABILITIES:
  Demand deposits                                                   $ 21,113                   $ 20,949
  NOW accounts                                                        25,024                     24,710
  Savings and money market deposits                                   29,888                     25,420
  Time deposits, $100,000 and over                                    26,552                     23,855
  Other time deposits                                                 68,508                     65,447
                                                                    --------                   --------
      TOTAL DEPOSITS                                                 171,085                    160,381
                                                                    --------                   --------

  Securities sold under repurchase agreements                          3,147                      3,096
  Federal Home Loan Bank Borrowings                                    1,870                      2,910
  Other borrowed funds                                                 8,350                      9,470
  Obligation under capital lease                                          14                         21
  Other liabilities                                                    2,236                      2,129
                                                                    --------                   --------
      TOTAL LIABILITIES                                              186,702                    178,007
                                                                    --------                   --------

SHAREHOLDERS' EQUITY:
  Common stock ($1.67 par value, 15,000,000                            3,880                      3,859
shares authorized; 2,327,054 and 2,314,882
shares issued and outstanding, respectively)
  Paid-in capital                                                     11,313                     11,269
  Retained earnings                                                    1,782                      1,343
  Unrealized gain (loss) on securities available for                    (89)                       (64)
    sale, net of income taxes
                                                                    --------                   --------
TOTAL SHAREHOLDERS' EQUITY                                            16,886                     16,407
                                                                    --------                   --------
TOTAL LIABILITIES AND  SHAREHOLDER'S EQUITY                         $203,588                   $194,414
                                                                    ========                   ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                 FIRST UNITED BANCORPORATION
                                              CONSOLIDATED STATEMENTS OF INCOME
                                                          (Unaudited)
                                                                           THREE MONTHS ENDED
                                                                  March 31,                March 31,
                                                                    1996                      1995
                                                                ------------              ------------
                                                                  (In thousands except per share data)
INTEREST INCOME:
  Loans                                                            $4,903                   $3,975
  Federal funds sold                                                   75                       69
  Taxable investment securities                                       352                      394
  Non-taxable investment securities                                    64                       66
                                                                   ------                   ------
  Total interest income                                             5,394                    4,504
                                                                   ------                   ------
INTEREST EXPENSE:
  Interest on deposits                                              1,725                    1,219
  Interest on securities sold under repurchase agreements              40                       45
  Interest on other borrowed funds                                    263                      234
                                                                   ------                   ------
  Total interest expense                                            2,028                    1,498
                                                                   ------                   ------
  Net interest income                                               3,366                    3,006
  Provision for loan losses                                           321                       72
                                                                   ------                   ------
  Net interest income after provision for loan losses               3,045                    2,934
                                                                   ------                   ------
OTHER INCOME:
  Service fees                                                        208                      185
  Other income                                                        293                      186
                                                                   ------                   ------
  Total other income                                                  501                      371
                                                                   ------                   ------
OTHER EXPENSES:
  Salaries, wages and benefits                                      1,734                    1,351
  Occupancy expenses                                                  173                      163
  Furniture and equipment expenses                                    126                      168
  Other operating expenses                                            746                      736
                                                                   ------                   ------
  Total other expenses                                              2,779                    2,418
                                                                   ------                   ------
Income before income taxes                                            767                      887
Provision for income taxes                                            257                      311
                                                                   ------                   ------
NET INCOME                                                         $  510                   $  576
                                                                   ======                   ======
PER SHARE DATA:
  Primary                                                           $0.21                    $0.24
  Fully diluted                                                     $0.21                    $0.24

AVERAGE COMMON SHARES OUTSTANDING:
  Primary                                                           2,466                    2,410
  Fully diluted                                                     2,466                    2,426

  Cash dividends                                                    $0.03                    $0.03

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                            FIRST UNITED BANCORPORATION
                                   STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                               FOR YEAR ENDED DECEMBER 31, 1995 AND THE THREE MONTHS
                                                ENDED MARCH 31,1996
                                                    (Unaudited)
                                                  (In thousands)


                               NUMBER OF         COMMON       PAID-IN       RETAINED        UNREALIZED             SHARE-
                                SHARES           STOCK        CAPITAL       EARNINGS         NET GAIN             HOLDERS'
                              OUTSTANDING                                                    (LOSS) ON             EQUITY
                                                                                            SECURITIES
                                                                                             AVAILABLE
                                                                                             FOR SALE
                              -----------        ------       -------       --------        ----------          ------------

Balance at                      2,083            $3,471      $ 8,309       $ 2,452           $(641)             $13,591
December 31, 1994

Issuance of                       104               174        1,194        (1,371)              -                   (3)
104,155 shares of
common stock relating
to 5% stock dividend

Issuance of                       110               184        1,698        (1,887)              -                   (5)
110,201 shares of
common stock relating
to 5% stock dividend

Cash dividends                      -                 -            -          (264)              -                 (264)
declared

Employee stock                     18                30           68             -               -                   98
options exercised

Net income                          -                 -            -         2,413               -                2,413

Change in                           -                 -            -             -             577                  577
unrealized net gain/loss
on securities available
for sale
                               ------            ------      -------       -------           -----              -------
Balance at                      2,315             3,859       11,269         1,343             (64)              16,407
December 31, 1995

Cash                                -                 -            -           (71)              -                  (71)
dividends declared

Employee stock                     12                21           44             -               -                   65
options exercised

Net income                          -                 -            -           510               -                  510

Changed in unrealized               -                 -            -             -             (25)                 (25)
net gain/loss on securities
available for sale
                               ------            ------      -------       -------           -----              -------
Balance at March 31 1996        2,327            $3,880      $11,313       $ 1,782           $ (89)             $16,886
                               ======            ======      =======       =======           =====              =======







                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                            FIRST UNITED BANCORPORATION
                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    (Unaudited)
                                                                                     THREE MONTHS ENDED
                                                                            March 31,                March 31,
                                                                               1996                     1995
                                                                           ------------             ------------
                                                                                       (In thousands)
Cash flows from operating activities :
  Net income                                                                 $   510                   $   576
  Adjustments needed to reconcile net income to
   net cash used by operating activities :
    Provision for loan losses                                                    321                        72
    Depreciation and amortization                                                157                       176
    Increase in other assets                                                     (33)                     (215)
    Increase in other liabilities                                                107                       157
                                                                             -------                   -------
     Net cash provided by operating activities                                 1,062                       766
                                                                             -------                   -------

Cash flows from investing activities :
  Purchases of investment securities held to maturity                           (100)                      (56)
  Proceeds from maturities of investment securities held                         780                       416
  to maturity
  Purchase of investment securities available for sale                        (3,342)                   (1,220)
  Proceeds from maturities of investment securities                            2,234                     1,859
    available for sale
  Net increase in loans                                                       (6,809)                   (5,545)
  Net additions to premises and equipment                                       (584)                     (501)
                                                                             -------                   -------
     Net cash used by investing activities                                    (7,821)                   (5,047)
                                                                             -------                   -------

Cash flows from financing activities :
  Net increase in deposits                                                    10,704                     2,633
  Proceeds from other borrowed funds                                             180                    10,965
  Principal repayment of other borrowed funds                                 (2,347)                   (8,977)
  Net increase (decrease) in securities sold under                                51                      (234)
    repurchase agreements
  Proceeds from issuance of common stock                                          65                        24
  Cash dividends                                                                 (71)                      (62)
                                                                             -------                   -------
     Net cash provided by financing activities                                 8,582                     4,349
                                                                             -------                   -------
Net increase in cash and cash equivalents                                      1,823                        68

Cash and cash equivalents, beginning of period                                11,453                     9,166
                                                                             -------                   -------
Cash and cash equivalents, end of period                                     $13,276                   $ 9,234
                                                                             =======                   =======



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  FIRST UNITED BANCORPORATION AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

         The interim consolidated financial statements include the accounts of First United Bancorporation and its wholly owned subsidiaries, Anderson National Bank, Spartanburg National Bank, The Community Bank of Greenville, National Association and Quick Credit Corporation, (collectively, the "Company").


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A summary of the Company's significant accounting policies is included in the 1995 Annual Report to Shareholders.

(3)  COMMON STOCK, EARNINGS PER SHARE, AND STOCK DIVIDENDS

         On May 2, 1995 and October 22, 1995, the Company's Board of Directors declared a five percent stock dividend. Accordingly, outstanding shares of common stock were increased and a transfer representing the fair market value of additional shares issued was made from retained earnings to common stock at par value, cash for payment of fractional shares and the balance to additional paid-in- capital. Per share data for the 1995 period has been restated to reflect these dividends as if they had occurred prior to the 1995 period presented.

         During the period ended March 31, 1996, the Company issued 12,172 shares of its common stock at an average price of $5.28 per share in connection with the exercise of stock options under its Employee Stock Option Plans.

         The Company calculates its earnings per share by dividing net earnings for the periods presented by the weighted average equivalent shares outstanding using the treasury stock method. Common stock equivalents include options issued under the Company's Employee Stock Option Plans. These options were dilutive for the periods presented.


(4)  MANAGEMENT'S OPINION

         In the opinion of management, the accompanying interim consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of the Company and its subsidiaries at March 31, 1996, the results of their operations for the quarters ended March 31, 1996 and 1995, and the statements of their cash flows for the three months ended March 31, 1996 and 1995.

                                     PART I
                                     ITEM 2


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


DISCUSSION OF CHANGES IN FINANCIAL CONDITION

     Total assets increased $9,174,000, or 4.72%, from December 31, 1995 to March 31, 1996. Total loans, the largest single category of assets, increased $6,559,000, or 4.43%, to $154,553,000 during the period ended March 31, 1996, as a result of an increase in the amount of outstanding loans at the Company's bank subsidiaries. Total loans outstanding at March 31, 1996 for Spartanburg National Bank amounted to $77,104,000, a 4.63% increase from the $73,689,000 reported at December 31, 1995. Total outstanding loans, net of inter-company loans, at Anderson National Bank at March 31, 1996 amounted to $68,017,000, an increase of $4,883,000, or 7.73%, over total outstanding loans, net of inter-company loans, at December 31, 1995.

         Premises, furniture and equipment increased $456,000, or 8.16%, during the first quarter of 1996. This increase is attributable to construction costs and equipment costs associated with the Company's new bank subsidiary, The Community Bank of Greenville, National Association, which officially opened for business on April 17, 1996.

     The Company's securities portfolios, collectively, at amortized cost, increased $428,000 from December 31, 1995 as a result of purchases recorded during the quarter ended March 31, 1996. Cash and due from banks increased $1,573,000, or 24.76%, to $7,926,000 at March 31, 1996 as a result of uncollected funds in correspondent bank accounts at quarter end. The amount of Federal funds sold at March 31, 1996 was slightly above the amount sold at December 31, 1995.

     Other real estate owned amounted to $74,000 at March 31, 1995 and December 31, 1995, respectively. Management continues to pursue liquidation of this one piece of property.

     Total liabilities increased $8,695,000, or 4.88%, as a result of a $10,704,000, or 6.67%, increase in total deposits at the Company's bank subsidiaries. The largest increase in a single category of deposits was in the savings and money market category, which increased $4,468,000, or 17.58%, largely as a result of a single money market account at Spartanburg National Bank. Time deposits of $100,000 or more, comprised largely of certificates of deposit and representing 15.5% of total deposits at March 31, 1996, increased $2,697,000, or 11.31%, from December 31, 1995 to $26,552,000 at March 31, 1996.
This increase resulted from growth in this size of deposit at both of the Company's bank subsidiaries.

During the period ended March 31, 1996, the Company also experienced modest growth in the various other categories of deposits.

         At March 31, 1996, the level of Securities Sold Under Agreements to Repurchase, comprised largely of overnight repurchase agreements, remained near the December 31, 1995 level. Federal Home Loan Bank borrowings decreased $1,040,000, or 35.74%, to $1,870,000 at March 31, 1996 as Spartanburg National
Bank repaid $1,000,000 of short-term advances and Anderson National Bank made principal reductions of $40,000 on its long-term borrowings during the period. Other borrowed funds, comprised of various types of borrowings by Quick Credit Corporation and borrowings by the parent company, decreased $1,120,000, or 11.83%, from December 31, 1995 primarily as a result of principal reductions made by Quick Credit Corporation on its borrowings.

         Shareholders' equity increased $479,000 from December 31, 1995 to March 31, 1996 as a result of net earnings for the period of $510,000 and the exercise of stock options under the Company's Employee Stock Option Plans in the amount of $65,000. These increases were partially offset by the declaration of cash dividends in the amount of $71,000 during the period and an increase in the amount of net unrealized losses on the Company's "available for sale" securities portfolio of $25,000.


RESULTS OF OPERATIONS

Year-to-date and quarter ended March 31, 1996 vs. Year-to-date and quarter ended March 31, 1995

Earnings Review

     The Company's operations during the three months ended March 31, 1996 resulted in net income of $510,000, an 11.46% decrease from the $576,000 in net income recorded for the comparable 1995 three month period. The decrease in consolidated earnings for the 1996 period as compared with the 1995 period is attributable to a $244,000, or 762.50%, increase in the provision for loan losses at Quick Credit Corporation in the 1996 period and organizational expenses of $65,000 incurred in the 1996 period associated with the formation of the Company's new bank subsidiary, The Community Bank of Greenville, National Association, which officially commenced banking operations on April 17, 1996.

     Anderson National Bank recorded net earnings of $306,000 for the quarter ended March 31, 1996, a 41.01% increase over $217,000 recorded for the first quarter of 1995. The increase in earnings for this subsidiary resulted primarily from an increase in net interest income of $109,000, or 10.98%, and an increase in other income of $40,000, or 21.74%.

     Spartanburg National Bank recorded net earnings of $240,000 for the quarter ended March 31, 1996, a 34.08% increase over the $179,000 recorded for the first quarter earnings of $179,000. The increase in earnings for this subsidiary, like that of Anderson National Bank's, resulted from an increase in net interest income of $104,000, or 11.27%, and an increase in other income of $73,000, or 72.28%.

     Quick Credit Corporation recorded net earnings of $29,000 for the quarter ended March 31, 1996, a 86.19% decrease from the $210,000 recorded for the first quarter of 1995. The significant decrease in earnings for this subsidiary resulted primarily from higher loan charge-offs which required a significant increase in the provision for loan losses for the 1996 period and an increase in other operating expenses due to new offices opened in the third quarter of 1995.

Interest Income, Interest Expense and Net Interest Income

     Net interest income, the major component of the Company's income, is the amount by which interest and fees on interest earning assets exceeds the interest paid on interest bearing deposits and other interest bearing funds. The Company's net interest income increased $360,000, or 11.98%, to $3,366,000 for the period ended March 31, 1996 compared to $3,006,000 for the period ended March 31, 1995. The increase is attributable to an increase in interest income on loans at the Company's bank subsidiaries resulting from an increase in the volume of outstanding loans for the 1996 quarter when compared to the 1995 quarter.

     The Company's interest income increased $890,000, or 19.76%, to $5,394,000 for the 1996 period compared to $4,504,000 for the 1995 period. The increase is attributable to a $928,000, or 23.35% increase in loan interest income resulting from a $28,814,000, or 23.53%, increase in the volume of average outstanding loans for the 1996 quarter. The average yield on loans for the March 31, 1996 quarter was 12.97% compared to 12.99% for the March 31, 1995 quarter.

     Average balances on securities and federal funds sold, collectively, decreased by $2,343,000, or 6.52%, in the 1996 period when compared to the 1995 period. Largely as a result of this decrease, interest income on these categories of earning assets, collectively, declined by $38,000.

     Interest expense on deposits increased $506,000, or 41.5%, to $1,725,000 for the period ended March 31, 1996 compared to $1,219,000 for the period ended March 31, 1995. The increase is attributable to increases in the Company's costs of interest-bearing deposits resulting from increases in market interest rates and an increase of $24,773,000, or 20.79%, in the volume of average interest-bearing deposits for the 1996 period when compared to the 1995 period. The weighted average cost of interest bearing deposits for the first three months of 1996 was 4.79% compared to 4.09% for the first three months of 1995, a 17.11% increase.


         Interest expense on Securities Sold Under Repurchase Agreements declined $5,000, or 11.11% in the 1996 period as a result of a decline in the rates paid on these short-term funds in the 1996 period. Interest expense incurred by the Company's bank subsidiaries on average borrowings of $2,390,000 from the Federal Home Loan Bank of Atlanta for the 1996 quarter amounted to $44,000, an 8.33% decline from the $48,000 incurred in the 1995 quarter. The decline in interest expense on Federal Home Loan Bank borrowings resulted from a decline in the amount borrowed during the 1996 period. Interest expense on the various categories of other interest-bearing liabilities, which includes Capitalized Leases, Subordinated Debt, Federal Funds Purchased and Other Borrowed Funds, collectively, increased $33,000, or 17.74%, in the 1996 quarter when compared to the 1995 quarter. The increase in interest expense associated with these other interest-bearing liabilities is largely attributable to an increase in the volume of borrowings by Quick Credit Corporation and First United Bancorporation from third party lenders in the 1996 period.

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

         Management determines the adequacy of the allowance quarterly and considers a variety of factors in establishing the level of the allowance for losses and the related provision, which is charged to expense. In assessing the adequacy of the allowance, management relies predominantly on its ongoing review of the loan portfolio, which is undertaken both to ascertain whether there are probable losses which must be charged off and to assess the risk characteristics of the portfolio in the aggregate. The review considers the judgments of management and also those of bank regulatory agencies that review the loan portfolio as part of their regular examination process. The Comptroller of the Currency, as part of its routine examination process of various national banks, including Anderson National Bank and Spartanburg National Bank, may require additions to the allowance for loan losses based upon information available to them at the time of their examination.

         Management considers the allowance for loan losses adequate to absorb inherent losses on loans outstanding at March 31, 1996 and in the opinion of management, there are no material risks or significant loan concentrations in the present portfolio.

         The allowance for loan losses was $2,391,000 at March 31, 1996 compared to $1,936,000 at March 31, 1995. At March 31, 1996 and March 31, 1995, the
allowance for loan losses as a percentage of outstanding loans was 1.55%. During the period ending March 31, 1996, the Company experienced net charge-offs of $250,000, or 0.17%, of average loans, compared to net charge offs of $88,000, or 0.07% of average loans during the period ending March 31, 1995. The Company made provisions for loan losses of $321,000 during the quarter ended March 31, 1996 compared to $72,000 for the quarter ended March 31, 1995. The increase in net charge-offs and resulting increase in the provision for loan losses for the 1996 period is attributable to Quick Credit Corporation.

         Anderson National Bank made no provisions for loan losses in either of the two comparable periods. For the quarter ended March 31, 1996, this subsidiary recorded net recoveries of $9,000 compared to net recoveries of $23,000 for the 1995 quarter.

         Spartanburg National Bank recorded a provision for loan losses of $45,000 for the quarter ended March 31, 1996 compared to $40,000 for the 1995 quarter. The slight increase in the provision made by this subsidiary was a result of loan growth experienced by this subsidiary during the 1996 period. For the quarter ended March 31, 1996, this subsidiary recorded net charge-offs of $12,000 compared to net charge-offs of $8,000 for the 1995 quarter.

         Quick Credit Corporation recorded a provision for loan losses of $276,000 for the quarter ended March 31, 1996 compared to $32,000 for the 1995 quarter. The increase in this subsidiary's provision for the 1996 period resulted from an increase in the number and volume of loans charged off and an increase in the volume of outstanding loans during the 1996 period. For the quarter ended March 31, 1996, this subsidiary recorded net charge offs of $247,000, or 2.40% of average outstanding loans, compared to net charge offs of $103,000, or 1.19%, of average outstanding loans for the 1995 quarter. Management continues to believe the significant increase in net charge offs and the related increase in this subsidiary's provision is an industry-wide trend. Quick Credit Corporation's customers are generally in the low-to-moderate income group of borrowers. Over the past several years there has been a proliferation of small consumer loan companies and other consumer debt providers competing for pieces of this segment of the consumer debt market. It is not unusual for customers of Quick

Credit Corporation simultaneously to have loans outstanding at several small loan companies which results in some customers incurring more debt than they can service. As a result of increased charge offs experienced during the later half of 1995 and during the first quarter of 1996, Quick Credit Corporation has increased its allowance for loan losses as a percentage of outstanding loans, net of unearned income, from 3.59% at March 31, 1995 to 6.68% at March 31, 1996. Management expects this subsidiary to experience similar levels of defaults in fiscal 1996 as experienced in fiscal 1995.

         At March 31, 1996 the Company had $223,000 in non-accrual loans, which are considered impaired, $296,000 in loans past due 90 days or more and still accruing interest and $74,000 in OREO, compared to $276,000, $151,000, and $74,000, respectively at March 31, 1995 and to $241,000, $271,000, and $74,000,
respectively at December 31, 1995. At March 31, 1996 and 1995, and December 31, 1995, the Company did not have a material amount of restructured loans.

     In the cases of all non-performing loans, management of the Company has reviewed the carrying value of any underlying collateral. In those cases where the collateral value may be less than the carrying value of the loan the Company has taken specific write downs to the credits, even though such credits may still be performing. Management of the Company does not believe it has any non-accrual loan which, individually, could materially impact the allowance for loan losses or long term future operating results of the Company.

Other Income

     Total other income increased $130,000 or 35.04%, during the three month period ended March 31, 1996. The increase resulted largely from an $81,000, or 238.2%, increase in fee income generated, collectively, from the sale of alternative investment products and mortgage lending activities at the Company's banking subsidiaries. As a result of an increase in mortgage lending activity during the first quarter of 1996, fee income from the Company's mortgage lending activities increased $40,000, or 153.9%, to $66,000 in the 1996 period compared to $26,000 for the 1995 period. Simultaneously, fee income generated from the sale of alternative investment products (mutual funds and annuities), which amounted to $8,000 in the 1995 period, increased $41,000, or 512.5%, to $49,000 for the 1996 period. This increase was a result of an increase in the volume of sales of these type products during the 1996 period. The remaining increase in other income is attributable to increases in service charge income on deposit accounts resulting from a larger base of deposit accounts.

Other Expenses

     Total other expenses increased $361,000, or 14.93%, in the 1996 period over the 1995 comparable period. Salaries, wages and benefits ("personnel expense"), the largest category of other operating expenses, increased $383,000, or 28.35%, in the 1996 period over the 1995 period. Of the increase in personnel expense, $199,000, or 51.96%, resulted from additions to the staff of Quick Credit Corporation associated with new offices opened during 1995 and $39,000, or approximately 10.18%, resulted from personnel expenses associated with the Company's new bank subsidiary, The Community Bank of Greenville, National Association. The remaining increase in personnel expenses is attributable to additional staff and salary increases at the Company's bank subsidiaries.

         Occupancy expense and furniture and equipment expenses, collectively, decreased $32,000, or 9.67%, in the 1996 period largely as a result of a decline in depreciation expense associated with the Company's data processing equipment which was sold during the second quarter of 1995.

         Other  operating  expenses,   the  second  largest  category  of  other
expenses, increased only sightly during the 1996 period from the 1995 level.

Income Taxes

     As a result of decreased income before income taxes, the Company incurred income tax expense of $257,000 for the quarter ended March 31, 1996 compared to income tax expense of $311,000 for the quarter ended March 31, 1995.


LIQUIDITY

     Liquidity management involves meeting the cash flow requirements of the Company. The Company's liquidity position is primarily dependent upon its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and upon the liquidity of its assets. The Company's primary liquidity sources include cash and due from banks, federal funds sold and "securities available for sale". In addition, the Company (through its bank subsidiaries) has the ability, on a short-term basis, to borrow funds from the Federal Reserve System and to purchase federal funds from other financial institutions. Spartanburg National Bank and Anderson National Bank are also members of the Federal Home Loan Bank System and have the ability to borrow both short and longer term funds on a secured basis. At March 31, 1996 Anderson National Bank had $320,000 in long-term borrowings from the Federal Home Loan Bank of Atlanta. At March 31, 1996 Spartanburg National Bank had $550,000 in long-term borrowings and $1,000,000 in short-term borrowings from the Federal Home Loan Bank of Atlanta.

     First United Bancorporation has limited liquidity needs. First United requires liquidity to pay limited operating expenses and dividends, and to service its debt. In addition, First United has two lines of credit with third party lenders totaling $6,100,000, of which $5,450,000 was available at March 31, 1996. One of these lines is a $6,000,000 line of credit with an unaffiliated third party lender to be used for general corporate purposes and allows for interest to be paid on a quarterly basis for a period of up to five (5) years if certain criteria are met. At the end of five (5) years, or sooner if the Company desires, the line of credit can be converted to a term loan with quarterly interest payments and annual principal reductions required over a period of five (5) years. The line of credit bears interest at a variable rate. On April 15,1996 the Company utilized $4,500,000 of this line to capitalize its new bank subsidiary, The Community Bank of Greenville, National Association. Further sources of liquidity for First United include management fees which are paid by all of its subsidiaries and dividends from its subsidiaries.

         At March 31, 1996, the Company's consumer finance subsidiary, Quick Credit Corporation, had debt outstanding of $800,000 in the form of subordinated debt and $6,900,000 outstanding under a line of credit totaling $18,000,000 with a third party lender. On March 1, 1996, Quick Credit Corporation and its third party lender entered into a new loan agreement which increased Quick Credit's line of credit from $10,000,000 to $18,000,000 and extended the line's maturity from May 7, 1997 to May 31, 1999. This line of credit is secured by the outstanding common stock of Quick Credit Corporation and all of Quick Credit Corporation's loans receivable.

         Management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, other than those previously discussed, that may result in the Company's liquidity materially increasing or decreasing.



CAPITAL ADEQUACY AND RESOURCES

     The capital needs of the Company have been met through the retention of earnings and from the proceeds of a public stock offering in 1988.

     For bank holding companies with total assets of more than $150 million, such as the Company, capital adequacy is generally evaluated based upon the capital of its banking subsidiaries. Generally, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") expects bank holding companies to operate above minimum capital levels. The Office of the Comptroller of the Currency ("Comptroller") regulations establish the minimum leverage capital ratio requirement for national banks at 3% in the case of a national bank that has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other national banks are expected to maintain a ratio of at least 1% to 2% above the stated minimum. Furthermore, the Comptroller reserves the right to require higher capital ratios in individual banks on a case by case basis when, in its judgment, additional capital is warranted by a deterioration of financial condition or when high levels of risk otherwise exist. Neither of the Company's subsidiary banks have been notified that they must maintain capital levels above regulatory minimums. The Company's leverage capital ratio was 8.12% at March 31, 1996 and

8.23% at December 31, 1995. The leverage capital ratios for Anderson National Bank and Spartanburg National Bank were 7.59% and 6.83%, respectively at March 31, 1996, compared to 7.86% and 7.01%, respectively, at December 31, 1995. The decrease in the leverage capital ratio for Anderson National Bank during the period ending March 31, 1996 resulted from the payment of $325,000 in dividends to the Company. The decrease in the leverage capital ratio for Spartanburg National Bank and the consolidated Company is attributable to growth experienced since December 31, 1995.

     The Federal Reserve Board has adopted a risk-based capital rule which requires bank holding companies to have qualifying capital to risk-weighted assets of at least 8.00%, with at least 4% being "Tier 1" capital. Tier 1 capital consists principally of common stockholders' equity, noncumulative preferred stock, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets. "Tier 2" (or supplementary) capital consists of general loan loss reserves (subject to certain limitations), certain types of preferred stock and subordinated debt, and certain hybrid capital instruments and other debt securities such as equity commitment notes. A bank holding company's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital components, provided that the maximum amount of Tier 2 capital that may be treated as qualifying capital is limited to 100% of Tier 1 capital. The Comptroller imposes a similar standard on national banks. The regulatory agencies expect national banks and bank holding companies to operate above minimum risk-based capital levels. The Company's risk-based capital ratio was 12.56% and its Tier 1 capital to risk weighted assets ratio was 11.31% at March 31, 1996, compared to 12.73% and 11.48%, respectively, at December 31, 1995. The risk-based capital ratios for Anderson National Bank and Spartanburg National Bank were 11.85% and 10.96%, respectively, at March 31, 1996 compared to 12.72% and 11.09%, respectively, at December 31, 1995. Their Tier 1 capital to risk weighted assets ratios were 10.60% and 9.76%, respectively, at March 31, 1996 compared to 11.47% and 9.88%, respectively, at December 31, 1995. The decline in Anderson National Bank's risk-based and Tier 1 capital to risk weighted assets ratios from December 31, 1995 levels resulted from the payment of $325,000 in dividends to the Company during the period ending March 31, 1996. The decrease in Spartanburg National Bank's and the Company's risk-based and Tier 1 capital to risk weighted assets ratios from December 31, 1995 levels is a result of growth experienced during the first quarter of 1996.

     The Company opened a new bank subsidiary, The Community Bank of Greenville, National Association, in the city of Greenville, South Carolina on April 17, 1996. The Company capitalized this new bank subsidiary with $4.5 million of capital. The capital required to open this new bank came from proceeds available to the Company under a line of credit with an unaffiliated third-party lender which had committed to lend the Company up to $6 million.

         Spartanburg National Bank has begun construction on a new branch facility in the Boiling Springs area of Spartanburg County, South Carolina. Spartanburg National Bank purchased the property on which this new branch is being constructed in late 1995 for $211,000. Spartanburg National Bank expects to incur approximately $600,000 in additional fixed assets costs in 1996 with this facility.


EFFECT OF INFLATION AND CHANGING PRICES

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principals which require the measurement of financial position and results of operations in terms of historical dollars, without consideration of changes in the relative purchasing power over time due to inflation. Unlike most other industries, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant effect on a financial institution's performance than does the effect of inflation. Interest rates do not necessarily change in the same magnitude as the prices of goods and services.

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


ACCOUNTING AND REPORTING MATTERS

     In 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset.

         SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be disposed of be reported at the lower of carrying amount or fair value less cost to sell. SFAS No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995. SFAS No. 121 is not expected to have a material impact on the financial statements of the Company.

         In May, 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65". SFAS No. 122 requires that a mortgage banking enterprise recognize as a separate asset rights to service mortgage loans for others, however the servicing rights are acquired. SFAS No. 122 also requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on fair value of those rights. SFAS No. 122 is effective prospectively in fiscal years beginning after December 15, 1995, and applies to transactions in which a company sells or securitizes mortgage loans with servicing rights retained and to impairment evaluations of amounts capitalized as mortgage servicing rights, including those purchased before the adoption of this statement. Earlier application is encouraged. The Company adopted SFAS No. 122 January 1, 1996 and it did not have a material impact in the first quarter of 1996.

         In  October  1995,  the FASB  issued  SFAS  No.  123,  "Accounting  for
Stock-Based Compensation". SFAS No. 123 establishes a new method of accounting for stock-based arrangements by measuring the value of a stock compensation award by the fair value method versus the intrinsic method as currently is used under the provisions of Accounting Principles Board Opinion 25. If entities do not adopt the fair value method of accounting for stock-based compensation, they will be required to disclose in the footnotes pro forma net income and earnings per share information as if the fair value based method had been adopted. The disclosure requirements of SFAS No. 123 are effective for financial statements with fiscal years beginning after December 15, 1995. The Company adopted SFAS No. 123 January 1, 1996 . The Company has elected to continue its method of expense recognition as allowed under Opinion 25, as such, SFAS No. 123 will have a reporting only disclosure impact on the Company.

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

          None

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security Holders.

          None

Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports on Form 8-K.


          (a)  Exhibits

          10. Amended and Restated Loan and Security Agreement dated as of March 1, 1996 between Bankamerica Business Credit, Inc., and Quick Credit Corporation

          27.  Financial Data Schedule


          (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               FIRST UNITED BANCORPORATION

                                               Mason Y. Garrett
Dated:  May 7, 1996                            ---------------------------
                                               Mason Y. Garrett, President
                                               and Chief Executive Officer

                                               William B. West, Sr.
                                               ----------------------------
                                               William B. West, Sr. Vice
                                               President and Chief Financial
                                               and Accounting Officer

                                  EXHIBIT INDEX
                                  -------------

Exhibit
Number         Description
- -------        -----------

  10 Amendended and Restated Loan and Security Agreement dated as of March 1, 1996 between Bankamerica Business Credit, Inc., and Quick Credit Corporation


  27           Financial Data Schedule