Form 10-Q
period 1996-06-30
FIRST UNITED BANCORPORATION /SC/
filed 1996-08-12
CIK 820379

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         For Quarter Ended June 30, 1996

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

                               YES [X]    NO  [ ]

The number of shares outstanding of each of registrant's classes of common stock as of June 30, 1996:

                2,333,093 shares of common stock, $1.67 Par Value

                               TABLE OF CONTENTS



                                                                            PAGE

PART I ITEM 1  FINANCIAL INFORMATION

       Consolidated Balance Sheets ......................................... 3
              June 30, 1996 (unaudited) and
              December 31, 1995

       Consolidated Statements of Income ................................... 4
              Three months ended June 30, 1996
              and 1995 (unaudited)

       Consolidated Statements of Income ................................... 5
              Six Months ended June 30, 1996
              and 1995 (unaudited)

       Consolidated Statement of Changes in
       Shareholders' Equity ................................................ 6
              Six months ended June 30, 1996 (unaudited) and year ended December 31, 1995

       Consolidated Statement of Cash Flows
              Six months ended June 30, 1996 and ........................... 7
              1995(unaudited)

       Notes to Consolidated Financial Statements .......................... 8
              (unaudited)


PART I ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS .............................. 9



PART II  OTHER INFORMATION ................................................ 23


SIGNATURES ................................................................ 24

                           FIRST UNITED BANCORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                 June 30,             December 31,
                                                                   1996                   1995
                                                               ------------           ------------
                                                                         (In thousands)

ASSETS:
  Cash and due from banks                                          $  6,651                $  6,353
  Federal funds sold                                                 12,540                   5,100
  Investment securities:
    Held to maturity (Market value of $8,443                          8,344                   9,481
       and $9,668)
    Available for sale (Cost of $23,955 and $19,134)                 23,668                  19,032

  Total loans                                                       170,852                 147,994
  Less: Allowance for loan losses                                    (2,622)                 (2,320)
                                                                   --------                --------
                         Net loans                                  168,230                 145,674

  Premises, furniture and equipment (net)                             6,574                   5,588
  Other real estate owned                                                74                      74
  Other assets                                                        3,614                   3,112
                                                                   --------                --------
      TOTAL ASSETS                                                 $229,695                $194,414
                                                                   ========                ========

LIABILITIES:
  Demand deposits                                                  $ 22,666                $ 20,949
  NOW accounts                                                       25,373                  24,710
  Savings and money market deposits                                  29,399                  25,420
  Time deposits, $100,000 and over                                   30,719                  23,855
  Other time deposits                                                79,746                  65,447
                                                                   --------                --------
      TOTAL DEPOSITS                                                187,903                 160,381
                                                                   --------                --------

  Securities sold under repurchase agreements                         4,174                   3,096
  Federal Home Loan Bank Advances                                     5,870                   2,910
  Other borrowed funds                                               12,240                   9,470
  Obligation under capital lease                                          6                      21
  Other liabilities                                                   2,278                   2,129
                                                                   --------                --------
      TOTAL LIABILITIES                                             212,471                 178,007
                                                                   --------                --------

SHAREHOLDERS' EQUITY:
  Common stock ($1.67 par value,                                      3,890                   3,859
     15,000,000 shares authorized; 2,449,511
     and 2,431,300 shares issued and
     outstanding, respectively)
  Paid-in capital                                                    11,334                  11,269
  Retained earnings                                                   2,181                   1,343
  Unrealized gain (loss) on securities available                       (181)                    (64)
     for sale, net of income taxes
                                                                   --------                --------
TOTAL SHAREHOLDERS' EQUITY                                           17,224                  16,407
                                                                   --------                --------
TOTAL LIABILITIES AND  SHAREHOLDERS' EQUITY                        $229,695                $194,414
                                                                   ========                ========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           FIRST UNITED BANCORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                                    THREE MONTHS ENDED
                                                             June 30,              June 30,
                                                               1996                  1995
                                                           ------------          ------------
                                                           (In thousands except per share data)
INTEREST INCOME:
  Loans                                                      $5,257                  $4,225
  Federal funds sold                                            175                      39
  Taxable investment securities                                 383                     400
  Non-taxable investment securities                              62                      63
  Interest bearing accounts                                       3                       -
                                                             ------                  ------
  Total interest income                                       5,880                   4,727
                                                             ------                  ------
INTEREST EXPENSE:
  Interest on deposits                                        1,889                   1,397
  Interest on securities sold under                              41                      43
     repurchase agreements
  Interest on other borrowed funds                              283                     236
                                                             ------                  ------
  Total interest expense                                      2,213                   1,676
                                                             ------                  ------

  Net interest income                                         3,667                   3,051
  Provision for loan losses                                     464                     139
                                                             ------                  ------
  Net interest income after provision for                     3,203                   2,912
     loan losses
                                                             ------                   -----
OTHER INCOME:
  Service fees                                                  217                     200
  Other income                                                  282                     236
                                                             ------                  ------
  Total other income                                            499                     436
                                                             ------                  ------
OTHER EXPENSES:
  Salaries, wages and benefits                                1,637                   1,412
  Occupancy expenses                                            182                     153
  Furniture and equipment expenses                              133                     153
  Other operating expenses                                    1,031                     693
                                                             ------                  ------
  Total other expenses                                        2,983                   2,411
                                                             ------                  ------

Income before income taxes                                      719                     937
Provision for income taxes                                      250                     333
                                                             ------                  ------

NET INCOME                                                   $  469                  $  604
                                                             ======                  ======

PER SHARE DATA:
  Primary                                                     $0.18                   $0.24
  Fully diluted                                               $0.18                   $0.23

AVERAGE COMMON SHARES OUTSTANDING:
  Primary                                                     2,583                   2,566
  Fully diluted                                               2,583                   2,576

  Cash dividends                                              $0.03                   $0.03


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           FIRST UNITED BANCORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                     SIX MONTHS ENDED
                                                             June 30,              June 30,
                                                               1996                  1995
                                                           ------------          ------------
                                                           (In thousands except per share data)
INTEREST INCOME:
  Loans                                                       $10,160                  $8,200
  Federal funds sold                                              250                     108
  Taxable investment securities                                   735                     794
  Non-taxable investment securities                               126                     129
  Interest bearing accounts                                         3                       -
                                                              -------                  ------
  Total interest income                                        11,274                   9,231
                                                              -------                  ------
INTEREST EXPENSE:
  Interest on deposits                                          3,614                   2,616
  Interest on securities sold under                                81                      88
     repurchase agreements
  Interest on other borrowed funds                                546                     470
                                                              -------                  ------
  Total interest expense                                        4,241                   3,174
                                                              -------                  ------

  Net interest income                                           7,033                   6,057
  Provision for loan losses                                       785                     211
                                                              -------                  ------
  Net interest income after provision for loan                  6,248                   5,846
     losses
                                                              -------                  ------
OTHER INCOME:
  Service fees                                                    425                     385
  Other income                                                    575                     422
                                                              -------                  ------
  Total other income                                            1,000                     807
                                                              -------                  ------
OTHER EXPENSES:
  Salaries, wages and benefits                                  3,371                   2,763
  Occupancy expenses                                              355                     316
  Furniture and equipment expenses                                259                     321
  Other operating expenses                                      1,778                   1,429
                                                              -------                  ------
  Total other expenses                                          5,763                   4,829
                                                              -------                  ------

Income before income taxes                                      1,485                   1,824
Provision for income taxes                                        507                     644
                                                              -------                  ------

NET INCOME                                                    $   978                  $1,180
                                                              =======                  ======

PER SHARE DATA:
  Primary                                                       $0.38                   $0.47
  Fully diluted                                                 $0.38                   $0.46

AVERAGE COMMON SHARES OUTSTANDING:
  Primary                                                       2,589                   2,536
  Fully diluted                                                 2,589                   2,553

  Cash dividends                                                $0.06                   $0.06



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           FIRST UNITED BANCORPORATION
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
               FOR YEAR ENDED DECEMBER 31, 1995 AND THE SIX MONTHS
                               ENDED June 30,1996

                                   (Unaudited)

                                 (In thousands)


                         NUMBER OF        COMMON     PAID-IN      RETAINED       UNREALIZED       SHARE-HOLDERS'
                           SHARES         STOCK      CAPITAL      EARNINGS        NET GAIN            EQUITY
                        OUTSTANDING                                              (LOSS) ON
                                                                                 SECURITIES
                                                                                 AVAILABLE
                                                                                  FOR SALE
                        -----------       ------     -------      --------       ----------        ------------

Balance at
December 31, 1994            2,083       $3,471      $ 8,309       $2,452            $ (641)         $13,591
Issuance of                    104          174        1,194       (1,371)                -               (3)
104,155 shares of
common stock
relating to 5%
stock dividend

Issuance of                    110          184         1698       (1,887)                -               (5)
110,201 shares of
common stock
relating to 5%
stock dividend

Cash dividends                   -            -            -         (264)                -             (264)
declared

Employee stock                  18           30           68            -                 -               98
options exercised

Net income                       -            -            -        2,413                 -            2,413

Change in                        -            -            -            -               577              577
unrealized net
gain/loss on
securities
available for sale
                             -----       ------      -------       ------            ------          -------

Balance at                   2,315        3,859       11,269        1,343               (64)          16,407
December 31, 1995

Cash dividends                   -            -            -         (140)                -             (140)
declared

Employee stock                  18           31           65            -                 -               96
options exercised

Net income                       -            -            -          978                 -              978

Changed in                       -            -            -            -              (117)            (117)
unrealized net
gain/loss on
securities
available for sale
                             -----       ------      -------      -------            ------          -------
Balance at June              2,333       $3,890      $11,334      $ 2,181            $ (181)         $17,224
30, 1996
                             =====       ======      =======      =======            ======          =======


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           FIRST UNITED BANCORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                                                 SIX MONTHS ENDED
                                                                      June 30,               June 30,
                                                                        1996                   1995
                                                                    ------------           ------------
                                                                               (In thousands)

Cash flows from operating activities :
  Net income                                                           $    978                $  1,180
  Adjustments needed to reconcile net income to
  net cash used by operating activities :
    Provision for loan losses                                               785                     211
    Depreciation and amortization                                           316                     348
    Increase in other assets                                               (492)                   (235)
    Increase in other liabilities                                           182                     177
                                                                       --------                --------
     Net cash provided by operating activities                            1,769                   1,681
                                                                       --------                --------

Cash flows from investing activities :
  Purchases of investment securities held to maturity                      (100)                   (139)
  Proceeds from maturities of investment securities held                  1,237                     747
     to maturity
  Purchase of investment securities available for sale                   (8,064)                 (1,216)
  Proceeds from sale of investment securities available                   3,243                   2,678
     for sale
  Proceeds from maturities of investment                                      -                     896
     securities available for sale
  Net increase in loans                                                 (23,374)                (14,996)
  Net additions to premises and equipment                                (1,244)                 (1,517)
                                                                       --------                --------
     Net cash used by investing activities                              (28,302)                (13,547)
                                                                       --------                --------

Cash flows from financing activities :
  Net increase in deposits                                               27,522                   8,423
  Proceeds from other borrowed funds                                     19,360                  22,145
  Principal repayment of other borrowed funds                           (13,645)                (19,820)
  Net increase (decrease) in securities sold under                        1,078                    (176)
     repurchase agreements
  Proceeds from issuance of common stock                                     96                      39
  Cash dividends                                                           (140)                   (132)
                                                                       --------                --------
     Net cash provided by financing activities                           34,271                  10,479
                                                                      ---------                --------
Net increase in cash and cash equivalents                                 7,738                  (1,387)

Cash and cash equivalents, beginning of period                           11,453                   9,166
                                                                       --------                --------
Cash and cash equivalents, end of period                               $ 19,191                $  7,779
                                                                       ========                ========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  FIRST UNITED BANCORPORATION AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


(1) BASIS OF PRESENTATION

     The interim consolidated financial statements include the accounts of First United Bancorporation (the "Company") and its four wholly owned subsidiaries; Anderson National Bank, Spartanburg National Bank, The Community Bank of Greenville, National Association and Quick Credit Corporation.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the Company's significant accounting policies is included in the 1995 Annual Report to Shareholders.

(3) COMMON STOCK, EARNINGS PER SHARE, AND STOCK DIVIDENDS

     On May 2, 1995, October 22, 1995 and June 17, 1996 the Company's Board of Directors declared five percent stock dividends. Accordingly, outstanding shares of common stock were increased and a transfer representing the fair market value of additional shares issued was made from retained earnings to common stock at par value, cash for payment of fractional shares and the balance to additional paid-in-capital. Per share data for the 1995 periods have been restated to reflect these dividends as if they had occurred prior to the 1995 periods presented.

     During the period ended June 30, 1996, the Company issued 18,790 shares of its common stock at an average price of $5.06 per share in connection with the exercise of stock options under its employee stock option plans.

     The Company calculates its earnings per share by dividing net earnings for the periods presented by the weighted average equivalent shares outstanding using the treasury stock method. Common stock equivalents include options issued under the Company's Employee Stock Option Plans. These options were dilutive for the periods presented.

(4) MANAGEMENT'S OPINION

     In the opinion of management, the accompanying interim consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of the Company and itssubsidiaries at June 30, 1996, the results of their operati for the quarters and six month periods ended June 30, 1996 and 1995, and the statements of their cash flows for the six month periods ended June 30, 1996 and 1995.

                                     PART I
                                     ITEM 2


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


                  DISCUSSION OF CHANGES IN FINANCIAL CONDITION

     Total assets increased $35,281,000, or 18.2%, from December 31, 1995 to $229,695,000 at June 30, 1996.

     Total loans, the largest single category of assets, increased $22,858,000, or 15.5%, to $170,852,000 at June, 1996, as a result of an increase in the amount of outstanding loans at the Company's three bank subsidiaries. Total loans outstanding at June 30, 1996 for Spartanburg National Bank amounted to $81,118,000, a $7,429,000, or 10.1% increase, over the $73,689,000 reported at
December 31, 1995. Total outstanding loans, net of inter-company loans, at Anderson National Bank at June 30, 1996 amounted to $75,241,000, an increase of $12,107,000, or 19.2%, over total outstanding loans, net of inter-company loans, of $63,134,000 at December 31, 1995. The Community Bank of Greenville, National Association ("The Community Bank of Greenville"), which officially opened for business on April 17, 1996, reported outstanding loans of $4,974,000 at June 30, 1996.

     While the Company's bank subsidiaries experienced significant loan growth during the first six months of 1996, the Company's consumer finance subsidiary, Quick Credit Corporation, experienced a decrease in outstanding loans of $1,652,000, or 14.7%. Total loans outstanding at June 30, 1996 for Quick Credit Corporation amounted to $9,519,000 compared to $11,171,000 at December 31, 1995. The decrease in Quick Credit Corporation's outstanding loans resulted from a seasonal decrease and an increase in the number of loans charged off during the period.

     Premises, furniture and equipment increased $986,000, or 17.6%, during the period ended June 30, 1996. This increase is attributable to building and equipment costs associated with the Company's newest bank subsidiary, The Community Bank of Greenville, which officially opened for business on April 17, 1996, and to year-to-date construction costs associated with a new branch facility for Spartanburg National Bank.

     The Company's securities portfolios, collectively, at amortized cost, increased $3,684,000, or 11.4%, from year-end 1995 levels as a result of securities purchased, largely by The Community Bank of Greenville, during the six-month period ended June 30, 1996. Cash and due from banks increased $771,000, or 12.1%, to $7,124,000 at June 30, 1996 as a result of uncollected funds in correspondent bank accounts at quarter end. The amount of Federal funds sold at June 30, 1996 was $7,440,000 higher than the amount sold at December 31, 1995 largely as a result of amounts sold by The Community Bank of Greenville.

     Other real estate owned amounted to $74,000 at June 30, 1996 and December 31, 1995, respectively. Management continues to pursue liquidation of this one piece of property.

     Other assets increased $502,000, or 16.1%, during the period ended June 30, 1996 largely as a result of increases in tax benefits associated with year-to-date losses attributable to The Community Bank of Greenville, and to an increase in interest receivable on loans resulting from a larger base of outstanding loans at June 30, 1996.

     Total liabilities increased $34,464,000, or 19.4%, largely as a result of a $27,522,000, or 17.2%, increase in total deposits at the Company's bank subsidiaries. Of the $27,522,000 increase in deposits, $17,995,000, or 65.4%, is attributable to new deposits generated by the Community Bank of Greenville since opening on April 17, 1996.

     The largest dollar increase in a single category of deposits was in certificates of deposits of $100,000 or less, which increased $14,199,000, or 21.9% during the period ended June 30, 1996. The largest percentage increase in a single category of deposits was in certificates of deposit of $100,000 or more, which increased 28.8%, or $6,864,000 during the period, largely as a result of this size of deposit generated by the Community Bank of Greenville. During the period ended June 30, 1996, the Company also experienced an increase in savings and money market deposits of $3,979,000, or 15.7% which resulted largely from a single money market account at Spartanburg National Bank. The Company also experienced modest growth in the other categories of deposits during the period.

     Securities Sold Under Agreements to Repurchase, comprised largely of overnight repurchase agreements, increased $1,078,000, or 34.8%, during the period as a result of an increase in temporary quarter-end investment of funds by customers of the Company's bank subsidiaries. Federal Home Loan Bank advances increased $2,960,000, or 101.7%, to $5,870,000 at June 30, 1996. These
additional advances were utilized to help fund the loan growth at the Company's bank subsidiaries. Other borrowed funds, comprised of Federal funds purchased, various types of borrowings by Quick Credit Corporation and borrowings by the parent company, increased $2,770,000, or 29.3%, during the period. During the period ended June 30, 1996, the Company borrowed an additional $3,850,000 under an existing line of credit with a third party lender to fully capitalize The Community Bank of Greenville; Spartanburg National Bank borrowed $490,000 in the form of Federal funds purchased for additional liquidity purposes; and Quick Credit Corporation reduced its outstanding debt $1,570,000. Obligations under capital leases declined $15,000, or 71.4%, during the period ended June 30, 1996 as a result of lease payments made during the period.

     Shareholders' equity increased $817,000 from December 31, 1995 to June 30, 1996 as a result of net earnings for the period of $978,000 and the exercise of stock options under the Company's Employee Stock Option Plans in the amount of $96,000. These additions to shareholders' equity were partially offset by the declaration and payment of cash dividends in the amount of $140,000 and an increase in the amount of net unrealized losses on the Company's "available for sale" securities portfolio of $117,000 during the period.


                              RESULTS OF OPERATIONS

Six month period ended June 30, 1996 vs. Six months period ended June 30, 1995

Earnings Review

     The consolidated Company's operations for the six months ended June 30, 1996 resulted in net income of $978,000, a 17.1% decrease from the $1,180,000 in net income recorded for the comparable 1995 six month period. The decrease in consolidated earnings for the 1996 period is largely attributable to a $527,000, or 446.6%, increase in the provision for loan losses at Quick Credit Corporation in the 1996 period and pre-tax start up expenses and early operating losses of $326,000 incurred in the 1996 period associated with the Company's new bank subsidiary, The Community Bank of Greenville, which officially commenced banking operations on April 17, 1996. During the 1996 period, the Company also incurred additional interest expense of $80,000 associated with borrowings used to capitalize The Community Bank of Greenville and $57,000 in consulting fees associated with the Company's re-engineering of its banking operations.

     Anderson National Bank recorded net earnings of $663,000 for the six-month period ended June 30, 1996, a 39.0% increase over the $477,000 recorded for the six-month period ended June 30, 1995. The increase in earnings for this subsidiary resulted primarily from an increase in net interest income of $336,000, or 16.5%, and an increase in other income of $31,000, or 7.2%.

     Spartanburg National Bank recorded net earnings of $514,000 for the six-month period ended June 30, 1996, a 34.6% increase over the $382,000 recorded for the six-month period ended June 30, 1995. The increase in earnings for this subsidiary, like that of Anderson National Bank's, resulted from an increase in net interest income of $274,000, or 14.8%, and an increase in other income of $88,000, or 35.1%.

     The Community Bank of Greenville, which commenced banking operations on April 17, 1996, recorded net losses for the six-month period ended June 30, 1996 of $214,000. Of the $214,000 in losses recorded,$57,000, or 26.6%, were incurred prior to commencing banking operations.

     Quick Credit Corporation recorded net earnings of $88,000 for the six-month period ended June 30, 1996, a 76.9% decrease from the $381,000 recorded for the six-month period ended June 30, 1995. The significant decrease in earnings for this subsidiary resulted primarily from higher loan charge-offs which required a significant increase in the provision for loan losses for the 1996 period and an increase in other operating expenses.

Interest Income, Interest Expense and Net Interest Income

     Net interest income, the major component of the Company's income, is the amount by which interest and fees on interest earning assets exceeds the interest paid on interest bearing deposits and other interest bearing funds. The Company's net interest income increased $976,000, or 16.1%, to $7,033,000 for the six-month period ended June 30, 1996 compared to $6,057,000 for the six-month period ended June 30, 1995. The increase is largely attributable to an increase in interest income on loans at the Company's banking subsidiaries resulting from an increase in the volume of outstanding loans for the 1996 period when compared to the 1995 period.

     The Company's interest income increased $2,043,000, or 22.1%, to $11,274,000 for the 1996 period compared to $9,231,000 for the 1995 period. The increase is largely attributable to a $1,960,000, or 23.9% increase in loan interest income resulting from a $31,098,000, or 24.8%, increase in the volume of average outstanding loans for the 1996 period. The average yield on loans for the six month period ended June 30, 1996 was 12.97% compared to 13.05% for the comparable 1995 period.

     Average balances on securities and federal funds sold, collectively, increased by $4,233,000, or 12.5%, in the 1996 period when compared to the 1995 period. Largely as a result of this increase, interest income on these categories of earning assets, collectively, increased $83,000, or 8.1%.

     Interest expense on deposits increased $998,000, or 38.2%, to $3,614,000 for the six-month period ended June 30, 1996 compared to $2,616,000 for the six-month period ended June 30, 1995. The increase is attributable to an increase of $30,748,000, or 25.5%, in the volume of average interest-bearing deposits for the 1996 period when compared to the 1995 period, coupled with an increase in the Company's costs of interest-bearing deposits resulting from increases in the rates paid for those deposits. The weighted average cost of interest bearing deposits for the first six months of 1996 was 4.78% compared to 4.34%% for the first six months of 1995.

     Interest expense on Securities Sold Under Repurchase Agreements declined slightly in the 1996 period as a result of a decline in the rates paid on these short-term funds in the 1996 period. Interest expense incurred by the Company's banking subsidiaries on average borrowings of $2,881,000 from the Federal Home Loan Bank of Atlanta for the 1996 period amounted to $84,000, a 10.6% decline from the $94,000 incurred in the 1995 period and resulted largely from a decline in the average amount borrowed during the 1996 period. Interest expense on the various categories of other interest-bearing liabilities, which includes Capitalized Leases, Subordinated Debt, Federal Funds Purchased and Other Borrowed Funds, collectively, increased $86,000, or 22.9%, in the 1996 period when compared to the 1995 period. The increase in interest expense associated with these otherinterest-bearing liabilities is primarily attributable to an increase in interest expense at the parent company level on borrowings utilized to capitalize The Community Bank of Greenville.

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

     Management determines the adequacy of the allowance quarterly and considers a variety of factors in establishing the level of the allowance for losses and the related provision, which is charged to expense. In assessing the adequacy of the allowance, management relies predominantly on its ongoing review of the loan portfolio, which is undertaken both to ascertain whether there are probable losses which must be charged off and to assess the risk characteristics of the portfolio in the aggregate. The review considers the judgments of management and also those of bank regulatory agencies that review the loan portfolio as part of their regular examination process. The Comptroller of the Currency, as part of its routine examination process of various national banks, including Anderson National Bank, Spartanburg National Bank and The Community Bank of Greenville, may require additions to the allowance for loan losses based upon information available to them at the time of their examination.

     Management considers the allowance for loan losses adequate to absorb possible losses on loans outstanding at June 30, 1996 and in the opinion of management, there are no material risks or significant loan concentrations in the present portfolio.

     The allowance for loan losses was $2,622,000 at June 30, 1996 compared to $2,042,000 at June 30, 1995. At June 30, 1996 and June 30, 1995, the allowance for loan losses as a percentage of outstanding loans was 1.54% and 1.52%, respectively. During the six month period ended June 30, 1996, the Company experienced net charge-offs of $482,000, or 0.31%, of average loans, compared to net charge-offs of $121,000, or 0.10% of average loans during the period ended June 30, 1995. The Company made provisions for loan losses of $785,000 during the six-month period ended June 30, 1996 compared to $211,000 for the six-month period ended June 30, 1995. The increase in net charge-offs and resulting increase in the provision for loan losses for the 1996 period is attributable to Quick Credit Corporation.

     Anderson National Bank made no provisions for loan losses in either of the two comparable periods. For the six-month period ended June 30, 1996, this subsidiary recorded net recoveries of $14,000 compared to net recoveries of $67,000 for the 1995 period.

     Spartanburg National Bank recorded a provision for loan losses of $95,000 for the six-month period ended June 30, 1996 compared to $93,000 for the 1995 period. The slight increase in the provision made by this subsidiary was a result of loan growth experienced by this subsidiary during the 1996 period. For the six-month period ended June 30, 1996, this subsidiary recorded net charge-offs of $26,000 compared to net charge-offs of $10,000 for the 1995 period.

     The Community Bank of Greenville began to provide for it's allowance for loan losses during the period and recorded a provision for loan losses of $45,000 for the six-month period ended June 30, 1996.

     Quick Credit Corporation recorded a provision for loan losses of $645,000 for the six-month period ended June 30, 1996 compared to $118,000 for the 1995 period and compared to $728,000 for the year ended December 31, 1995. The increase in this subsidiary's provision for the 1996 period resulted from an increase in the number of loans charged off and an increase in the volume of outstanding loans at June 30, 1996 compared to June 30, 1995. For the six-month period ended June 30, 1996, this subsidiary recorded net charge offs of $471,000, or 4.74% of average outstanding loans, compared to net charge offs of $178,000, or 2.07%, of average outstanding loans for the 1995 six-month period and to $499,000, or 5.39%, of average outstanding loans for the year ended December 31, 1995. Management continues to believe the significant increase in net charge offs and the related increase in this subsidiary's provision is an industry-wide trend. Quick Credit Corporation's customers are generally in the low-to-moderate income group of borrowers. Over the past several years there has been a proliferation of small consumer loan companies and other consumer debt providers competing for pieces of this segment of the consumer debt market. It is not unusual for customers of Quick Credit

Corporation simultaneously to have loans outstanding at several small loan companies which results in some customers incurring more debt than they can service. As a result of increased charge offs experienced during the later half of 1995 and during the first half of 1996, Quick Credit Corporation has increased its allowance for loan losses as a percentage of outstanding loans, net of unearned income, from 3.58% at June 30, 1995 to 8.15% at June 30, 1996. Management expects this subsidiary to experience similar levels of defaults in the second half of 1996 as that experienced in the first six months of 1996.

     At June 30, 1996 the Company had $223,000 in non-accrual loans, which are considered impaired, $296,000 in loans past due 90 days or more and still accruing interest and $74,000 in OREO, compared to $124,000, $148,000, and $74,000, respectively, at June 30, 1995 and to $241,000, $271,000, and $74,000,
respectively at December 31, 1995. At June 30, 1996 and 1995, and December 31, 1995, the Company did not have a material amount of restructured loans.

     In the cases of all non-performing loans, management of the Company has reviewed the carrying value of any underlying collateral. In those cases where the collateral value may be less than the carrying value of the loan the Company has taken specific write downs to the credits, even though such credits may still be performing. Management of the Company does not believe it has any non-accrual loans which, individually, could materially impact the allowance for loan losses or long term future operating results of the Company.

Other Income

     Total consolidated other income increased $193,000 or 23.9%, during the six-month period ended June 30, 1996. The increase resulted largely from a $114,000, or 98.3%, increase in fee income generated, collectively, from the sale of alternative investment products and mortgage lending activities at the Company's bank subsidiaries. As a result of an increase in mortgage lending activity during the first six months of 1996, fee income from the Company's mortgage lending activities increased $53,000, or 70.7%, to $129,000 in the 1996 period compared to $75,000 for the 1995 period. Simultaneously, fee income generated from the sale of alternative investment products (mutual funds and annuities), which amounted to $41,000 in the 1995 period, increased $60,000, or 146.4%, to $101,000 for the 1996 period. This increase was a result of an increase in the volume of sales of these type products during the 1996 period. The remaining increase in other income is primarily attributable to increases in service charge income on deposit accounts resulting from a larger base of deposit accounts at the Company's bank subsidiaries.

Other Expenses

     Total other expenses increased $934,000, or 19.3%, in the 1996 period over the 1995 comparable period. Salaries, wages and benefits ("personnel expense"), the largest category of other operating expenses, increased $608,000, or 22.0%, in the 1996 period over the 1995 period. The increase in personnel expense resulted from additions to the staff of Quick Credit Corporation associated with four additional offices opened during the last six months of 1995, personnel expenses associated with the Company's new bank subsidiary, The Community Bank of Greenville, and increases in personnel expenses at the Company's two other bank subsidiaries.

     Occupancy expense increased $39,000, or 12.3% during the 1996 period as a result of additional expenses associated with the new offices of Quick Credit Corporation opened during the second half of 1995 and expenses associated with opening The Community Bank of Greenville during the second quarter of 1996. Furniture and equipment expenses decreased $62,000, or 19.3%, in the 1996 period as a result of a decline in depreciation expense associated with the Company's data processing equipment which was sold during the second quarter of 1995.

     Other operating expenses, the second largest category of other expenses, increased $349,000, or 24.4%, during the 1996 period largely as a result of additional expenses associated with the new offices of Quick Credit Corporation opened during the second half of 1996, additional expenses associated with the opening of The Community Bank of Greenville during the second quarter of 1996, and $57,000 in consulting fees associated with the Company's re-engineering project.

Income Taxes

     As a result of decreased income before income taxes, the Company incurred income tax expense of $507,000 for the six month period ended June 30, 1996 compared to income tax expense of $644,000 for the six month period ended June 30, 1995.


           Quarter ended June 30, 1996 vs. Quarter ended June 30, 1995

Earnings Review

     The Company's operations for the quarter ended June 30, 1996, resulted in net income of $469,000, a $135,000, or 22.4%, decrease from the $604,000 reported for the comparable 1995 quarter. The decrease in 1996 second quarter profits resulted primarily from a $325,000, or 233.8%, increase in the Company's provision for loan losses, which is largely attributable to Quick Credit Corporation, and to $260,000 in start-up and early operating losses associated with the opening of The Community Bank of Greenville, which commenced banking operations on April 17, 1996. Additional expenses associated with four new offices of Quick Credit Corporation opened during the second half of 1995 and $53,000 in consulting fees paid during the second quarter of 1996 associated with the Company's re-engineering project also impacted second quarter 1996 profits when compared to second quarter 1995 profits.

     Anderson National Bank, Spartanburg National Bank and Quick Credit Corporation, the Company's three seasoned subsidiaries, recorded 1996 second quarter earnings of $357,000, $275,000 and $59,000, respectively, compared to $259,000, $203,000 and $171,000, respectively, for the second quarter of 1995.

Interest Income, Interest Expense and Net Interest Income

     The Company's net interest income increased $616,000, or 20.2%, during the second quarter of 1996 over the second quarter of 1995 and was primarily attributable to a $1,032,000, or 24.4%, increase in loan interest income. The increase in loan interest income resulted from a larger base of average outstanding loans for the 1996 period. Total loans averaged $161,731,000 for the 1996 quarter compared to $128,808,000 for the 1995 quarter, a 25.6% increase. The average yield on the Company's loan portfolios was 13.01% for the 1996 quarter compared to 13.12% for the 1995 quarter.

     Interest expense increased $537,000, or 32.0%, in the 1996 period. Interest on deposit accounts, the largest category of total interest expense, increased $492,000, or 35.2%, during the 1996 period as a result of an increase in the volume of interest-bearing deposits during the 1996 period and an increase in the rates paid on those deposits. The average rate paid on interest-bearing deposits was 4.77% for the 1996 quarter compared to 4.57% for the 1995 quarter. Interest expense on the other categories of interest-bearing liabilities, collectively, increased $45,000, or 16.1%, largely as a result of interest expense incurred on the borrowings used to capitalize The Community Bank of Greenville.

Provision and Allowance for Loan Losses

     The provision for loan losses was $464,000 for the quarter ended June 30, 1996, a $325,000, or 233.8%, increase over the $139,000 provision made for the 1995 quarter. The increase for the 1996 period is a result of increases in the provisions made by Quick Credit Corporation due to a higher number of charge-offs during the 1996 period and to The Community Bank of Greenville as it began to reserve for it's allowance for loan losses. For the quarter ended June 30, 1996 the Company recorded net loan charge-offs of $232,000, or 0.14%, of average outstanding loans compared to $33,000, or 0.03%, of average outstanding loans for the 1995 quarter.

     Quick Credit Corporation made provisions of $359,000 in the 1996 quarter compared to $86,000 for the 1995 quarter. During the 1996 quarter, Quick Credit Corporation recorded net loan charge-offs of $223,000, or 2.4%, of average outstanding loans compared to $75,000, or 0.88%, of average outstanding loans for the 1995 quarter.

     The Community Bank of Greenville made provisions totaling $45,000 during the quarter.

     Spartanburg National Bank made provisions of $45,000 for the 1996 period compared to $53,000 for the 1995 period and recorded net loan charge-offs of $14,000 in the 1996 period compared to net loan charge-offs of $2,000 for the 1995 period.

     Anderson National Bank made no provisions in the 1996 and 1995 periods. During the 1996 period Anderson National Bank recorded net loan recoveries of $5,000 compared to net loan recoveries of $44,000 for the 1995 period.

Other Income

     The Company's total other income increased $63,000, or 14.5% during the 1996 quarter. The increase in other income is attributable to increased fee income generated from the Company's mortgage lending activities and from the sale of alternative investment products coupled with an increase in service charge income on deposit accounts at the Company's bank subsidiaries.

Other Expenses

     Total  other  expenses  increased  $572,000,  or 23.7%,  during  the second quarter of 1996. Personnel expense, the largest category of total other expenses, increased $225,000, or 15.9%, in the 1996 period. The increase is attributable to additional personnel expense associated with the staffing of The Community Bank of Greenville, additional staffing for four offices of Quick Credit Corporation, which were non-existent in the second quarter of 1995, and to increases in personnel expense at Anderson National Bank and Spartanburg
National Bank. Occupancy expense increased $29,000, or 19.0%, in the 1996 quarter as a result of expenses associated with The Community Bank of Greenville and the additional offices of Quick Credit Corporation. Furniture and equipment expense decreased $20,000, or 13.1%, during the 1996 period as a result of a decrease in depreciation expense resulting from the sale of the Company's data processing equipment during the second quarter of 1995. Other operating expenses, the second largest category of total other expenses, increased $338,000, or 48.8%, in the 1996 period. The increase in this category of expenses is attributable to increased expenses associated with The Community Bank of Greenville, the new offices of Quick Credit Corporation and increases in expenses at Anderson National Bank and Spartanburg National Bank. Also contributing to the increase was $53,000 in consulting fees associated with the Company's re-engineering project commenced during the latter part of the first quarter of 1996.


Income Taxes

     The Company incurred income tax expense of $250,000 for the quarter ended June 30, 1996 compared to income tax expense of $333,000 for the quarter ended June 30, 1995 as a result of lower pre-tax earnings in the 1996 quarter.

                                    LIQUIDITY

     Liquidity management involves meeting the cash flow requirements of the Company. The Company's liquidity position is primarily dependent upon its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and upon the liquidity of its assets. The Company's primary liquidity sources include cashand due from banks, federal funds sold and "securities available for sale". In addition, the Company (through Anderson National Bank, Spartanburg National Bank and The Community Bank of Greenville) has the ability, on a short-term basis, to borrow funds from the Federal Reserve System and to purchase federal funds from other financial institutions. Spartanburg National Bank and Anderson National Bank are also members of the Federal Home Loan Bank System and have the ability to borrow both short and longer term funds on a secured basis. At June 30, 1996 Anderson National Bank had $320,000 in long-term borrowings and $5,000,000 in short-term borrowings from the Federal Home Loan Bank of Atlanta. At June 30, 1996 Spartanburg National Bank had $550,000 in long-term borrowings from the Federal Home Loan Bank of Atlanta.

     First United Bancorporation, the parent holding company, has limited liquidity needs. First United requires liquidity to pay limited operating expenses and dividends, and to service its debt. In addition, First United has two lines of credit with third party lenders totaling $6,100,000, of which $1,600,000 was available at June 30, 1996. One of these lines is a $6,000,000 line of credit with an unaffiliated third party lender to be used for general corporate purposes and allows for interest to be paid on a quarterly basis for a period of up to five (5) years if certain criteria are met. At the end of five
(5) years, or sooner if the Company desires, the line of credit can be converted to a term loan with quarterly interest payments and annual principal reductions required over a period of five (5) years. The line of credit bears interest at a variable rate. On April 15,1996 the Company utilized $4,500,000 of this line to capitalize its new bank subsidiary, The Community Bank of Greenville, National Association, Greenville, South Carolina. Further sources of liquidity for First United include management fees which are paid by all of its subsidiaries and dividends from its subsidiaries.

     At June 30, 1996, the Company's consumer finance subsidiary, Quick Credit Corporation, had debt outstanding of $800,000 in the form of subordinated debt and $6,450,000 outstanding under an $18,000,000 line of credit with a third party lender secured by Quick Credit Corporation's loans receivable.

     Management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, other than those previously discussed, that may result in the Company's liquidity materially increasing or decreasing.

                         CAPITAL ADEQUACY AND RESOURCES

     For bank holding companies with total assets of more than $150 million, such as the Company, capital adequacy is generally evaluated based upon the capital of its banking subsidiaries. Generally, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") expects bank holding companies to operate above minimum capital levels. The Office of the Comptroller of the Currency ("Comptroller") regulations establish the minimum leverage capital ratio requirement for national banks at 3% in the case of a national bank that has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other national banks are expected to maintain a ratio of at least 1% to 2% above the stated minimum. Furthermore, the Comptroller reserves the right to require higher capital ratios in individual banks on a case by case basis when, in its judgment, additional capital is warranted by a deterioration of financial condition or when high levels of risk otherwise exist. The Company's subsidiary banks have not been notified that they must maintain capital levels above regulatory minimums. The Company's leverage capital ratio was 7.49% at June 30, 1996 compared to 8.23% December 31, 1995. The leverage capital ratios for Anderson National Bank and Spartanburg National Bank were 7.55% and 7.15%, respectively at June 30, 1996, compared to 7.86% and 7.01%, respectively, at December 31, 1995. The leverage capital ratio for The Community Bank of Greenville was 18.85% at June 30, 1996. The decrease in the leverage capital ratio for Anderson National Bank during the period ending June 30, 1996 resulted from the payment of $325,000 in dividends to the Company and growth experienced since December 31, 1995. The decrease in the leverage capital ratio for the Company is attributable to growth experienced since December 31, 1995.

     The Federal Reserve Board has adopted a risk-based capital rule which requires bank holding companies to have qualifying capital to risk-weighted assets of at least 8.00%, with at least 4% being "Tier 1" capital. Tier 1 capital consists principally of common stockholders' equity, noncumulative preferred stock, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets. "Tier 2" (or supplementary) capital consist of general loan loss reserves (subject to certain limitations), certain types of preferred stock and subordinated debt, and certain hybrid capital instruments and other debt securities such as equity commitment notes. A bank holding company's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital components, provided that the maximum amount of Tier 2 capital that may be treated as qualifying capital is limited to 100% of Tier 1 capital. TheComptroller imposes a similar standard on national banks. The regulatory agencies expect national banks and bank holding companies to operate above minimum risk-based capital levels. The Company's risk-based capital ratio was 11.57% and its Tier 1 capital to risk weighted assets ratio was 10.18% at June 30, 1996, compared to 12.73% and 11.48%, respectively, at December 31,

1995. The risk-based capital ratios for Anderson National Bank and Spartanburg National Bank were 10.98% and 10.75%, respectively, at June 30, 1996 compared to 12.72% and 11.09%, respectively, at December 31, 1995. Their Tier 1 capital to risk weighted assets ratios were 9.75% and 9.58%, respectively, at June 30, 1996 compared to 11.47% and 9.88%, respectively, at December 31, 1995. At June 30, 1996, the risk-based capital ratio for The Community Bank of Greenville was 50.98% and the Tier 1 capital to risk weighted assets ratio was 50.44%. The decline in Anderson National Bank's risk-based and Tier 1 capital to risk weighted assets ratios from year-end 1995 levels resulted from the payment of $325,000 in dividends to the Company during the period ended June 30, 1996 and from growth experienced since December 31, 1995. The decrease in the Company's and Spartanburg National Bank's risk-based and Tier 1 capital to risk weighted assets ratios from year-end 1995 levels is a result of growth experienced during the first quarter of 1996.

     The Company opened a new bank subsidiary, The Community Bank of Greenville, National Association, in the city of Greenville, South Carolina on April 17, 1996. The Company capitalized this new bank subsidiary with $4.5 million of capital. The capital required to open this new bank came from proceeds available to the Company under a line of credit with an unaffiliated third-party lender which has committed to lend the Company up to $6 million.

     Spartanburg National Bank has begun construction on a new branch facility in the Boiling Springs area of Spartanburg County, South Carolina. Spartanburg National Bankpurchased the property on which this new branch is being constructed in late 1995 for $201,000 and has incurred approximately $290,000 in construction cost associated with this new facility thus far in 1996. Spartanburg National Bank expects to incur additional costs with this new facility of approximately $330,000 in the third quarter of 1996.

     In July, 1996 the Company entered into a contract for the purchase and installation of a wide area network (WAN). When installed and operative, this system will link together the data communications of all of the Company's subsidiaries. The Company expects to incur a total of approximately $550,000 in fixed asset cost associated with the WAN during the third and fourth quarters of 1996.


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


                        ACCOUNTING AND REPORTING MATTERS

     In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 establishes a new method of accounting for stock-based arrangements by measuring the value of a stock compensation award by the fair value method versus the intrinsic value method as currently is used under the provisions of Opinion 25. If entities do not adopt the fair value method of accounting for stock-based compensation, they will be required to disclose in the footnotes pro forma net income and earnings per share information as if the fair value based method had been adopted. The disclosure requirements of SFAS No. 123 are effective for the 1996 financial statements. The Company will continue to use the intrinsic value method for recording
stock-based   compensation   and  will   therefore   have  expanded   disclosure
requirements.

     In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." The Statement uses a "financial components" approach that focuses on control to determine the proper accounting for financial asset transfers. Under that approach, after financial assets are transferred, an entity would recognize on the balance sheet all assets it controls and liabilities it has incurred. It would remove from the balance sheet those assets it no longer controls and liabilities it has satisfied. The statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996 and is to be applied prospectively. The Company does not anticipate that adoption of this Statement will have a material effect on the Company's financial statements.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

     The Company's annual shareholders' meeting was held April 23, 1996. The purpose of the meeting was: (1) to elect four directors to serve three year terms; (2) to ratify the appointment of KPMG Peat Marwick as independent auditors for the Company for the fiscal year-ending December 31, 1996; and (3) to transact such other business as may properly come before the Annual Meeting or any adjournment thereof.

     Results of the meeting were (1)J. Berry Garrett,  Randolph V. Hayes, Harold
P. Threlkeld and William B. West were elected as directors to serve three-year terms by a vote of 1,954,763 shares For and 493 shares Against ; and (2), the election of KPMG Peat Marwick as the Company's auditors for fiscal 1996 was approved by a vote of 1,954,705 shares For, 0 shares Against and 551 shares Abstaining. There was no other business to come before the meeting.

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

                                                 FIRST UNITED BANCORPORATION

                                                 Mason Y. Garrett
Dated: August 6, 1996                            ---------------------------
                                                 Mason Y. Garrett, President
                                                 and Chief Executive Officer


                                                 William B. West, Sr.
                                                 ---------------------------
                                                 William B. West, Sr. Vice
                                                 President and Chief Financial
                                                 and Accounting Officer

                                 EXHIBIT INDEX

Exhibit No.                   Description
- -----------                   ------------------

    27                        Financial Data Schedule