Form 10-Q
period 1996-09-30
FIRST UNITED BANCORPORATION /SC/
filed 1996-11-04
CIK 820379

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For Quarter Ended September 30, 1996

                         Commission File Number 0-17565


                           FIRST UNITED BANCORPORATION
             (Exact name of registrant as specified in its charter)


         South Carolina                                       57-0850174
  (State or other jurisdiction                            (I. R. S. Employer
        of incorporation                                 Identification No.)



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

                                    YES [X] NO [ ]

The number of shares outstanding of each of registrant's classes of common stock as of October 31, 1996:

                2,464,936 shares of common stock, $1.67 Par Value

                                TABLE OF CONTENTS


                                                                        PAGE

PART I ITEM 1  FINANCIAL INFORMATION

    Consolidated Balance Sheets
         September 30, 1996 (unaudited) and
         December 31, 1995...............................................1

    Consolidated Statements of Income
         Three months ended September 30, 1996
         and 1995 (unaudited)............................................2

    Consolidated Statements of Income
         Nine Months ended September 30, 1996
         and 1995 (unaudited)............................................3

    Consolidated Statement of Changes in
    Shareholders' Equity
         Nine months ended September 30, 1996
         (unaudited) and year ended December 31, 1995....................4

    Consolidated Statement of Cash Flows
         Nine months ended September 30, 1996
         and 1995 (unaudited)............................................5

    Notes to Consolidated Financial Statements
         (unaudited).....................................................6


PART I ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS............................7


PART II  OTHER INFORMATION..............................................18


SIGNATURES..............................................................19

                           FIRST UNITED BANCORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                  September 30,           December 31,
                                                                                      1996                     1995
                                                                                      ----                     ----
                                                                                             (In thousands)
ASSETS:
   Cash and due from banks                                                          $  7,354                $  6,353
   Federal funds sold                                                                  8,070                   5,100
   Investment securities:
     Held to maturity (Market value of $8,224 and $9,668)                              8,093                   9,481
     Available for sale (Cost of $24,666 and $19,134)                                 24,495                  19,032
   Total loans                                                                       186,120                 147,994
   Less: Allowance for loan losses                                                    (2,829)                 (2,320)
                                                                                    --------                --------
         Net loans                                                                   183,291                 145,674
                                                                                    --------                --------
   Premises, furniture and equipment (net)                                             7,031                   5,588
   Other real estate owned                                                                85                      74
   Other assets                                                                        3,834                   3,112
                                                                                    --------                --------
     TOTAL ASSETS                                                                   $242,253                $194,414
                                                                                    ========                ========
LIABILITIES:
   Demand deposits                                                                  $ 21,726                $ 20,949
   NOW accounts                                                                       24,703                  24,710
   Savings and money market deposits                                                  30,856                  25,420
   Time deposits, $100,000 and over                                                   33,735                  23,855
   Other time deposits                                                                83,537                  65,447
                                                                                    --------                --------
     TOTAL DEPOSITS                                                                  194,557                 160,381
                                                                                    --------                --------
   Securities sold under repurchase agreements                                         2,983                   3,096
   Federal Home Loan Bank Advances                                                    10,830                   2,910
   Other borrowed funds                                                               13,600                   9,470
   Obligation under capital lease                                                          -                      21
   Other liabilities                                                                   2,431                   2,129
                                                                                    --------                --------
     TOTAL LIABILITIES                                                               224,401                 178,007
                                                                                    --------                --------
SHAREHOLDERS' EQUITY:
   Common stock ($1.67 par value, 15,000,000 shares authorized;                        4,110                   3,859
     2,464,936 and 2,431,300 shares issued and outstanding,
     respectively)
   Paid-in capital                                                                    12,648                  11,269
   Retained earnings                                                                   1,202                   1,343
   Unrealized gain (loss) on securities available for sale, net of                      (108)                    (64)
                                                                                    --------                --------
     income taxes
TOTAL SHAREHOLDERS' EQUITY                                                            17,852                  16,407
                                                                                    --------                --------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                          $242,253                $194,414
                                                                                    ========                ========




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           FIRST UNITED BANCORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                               THREE MONTHS ENDED
                                                                     September 30,              September 30,
                                                                           1996                       1995
                                                                           ----                       ----
                                                                        (In thousands except per share data)
INTEREST INCOME:
   Loans                                                                    $5,649                     $4,534
   Federal funds sold                                                          151                         36
   Taxable investment securities                                               420                        375
   Non-taxable investment securities                                            65                         65
   Interest bearing accounts                                                     1                         -
                                                                            ------                     ------
   Total interest income                                                     6,286                      5,010
                                                                            ------                     ------

INTEREST EXPENSE:
   Interest on deposits                                                      2,049                      1,578
   Interest on securities sold under repurchase                                 36                         40
     agreements
   Interest on other borrowed funds                                            379                        254
                                                                            ------                     ------
   Total interest expense                                                    2,464                      1,872
                                                                            ------                     ------

   Net interest income                                                       3,822                      3,138
   Provision for loan losses                                                   468                        209
                                                                            ------                     ------
   Net interest income after provision for loan                              3,354                      2,929
                                                                            ------                     ------
     losses

OTHER INCOME:
   Service fees                                                                222                        195
   Other income                                                                270                        325
                                                                            ------                     ------
   Total other income                                                          492                        520
                                                                            ------                     ------

OTHER EXPENSES:
   Salaries, wages and benefits                                              1,646                      1,490
   Occupancy expenses                                                          204                        159
   Furniture and equipment expenses                                            149                        138
   Other operating expenses                                                    977                        728
                                                                            ------                     ------
   Total other expenses                                                      2,976                      2,515
                                                                            ------                     ------
Income before income taxes                                                     870                        934
Provision for income taxes                                                     317                        317
                                                                            ------                     ------

NET INCOME                                                                  $  553                     $  617
                                                                            ======                     ======

PER SHARE DATA:
   Primary                                                                   $0.22                      $0.24
   Fully diluted                                                             $0.22                      $0.24

AVERAGE COMMON SHARES OUTSTANDING:
   Primary                                                                   2,567                      2,573
   Fully diluted                                                             2,567                      2,581
   Cash dividends                                                           $ 0.03                     $ 0.03



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           FIRST UNITED BANCORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                          NINE MONTHS ENDED
                                                                            September 30,              September 30,
                                                                                  1996                       1995
                                                                                  ----                       ----
                                                                                (In thousands except per share data)
INTEREST INCOME:
   Loans                                                                          $15,809                    $12,734
   Federal funds sold                                                                 401                        144
   Taxable investment securities                                                    1,155                      1,169
   Non-taxable investment securities                                                  191                        194
   Interest bearing accounts                                                            4                          -
                                                                                  -------                    -------
   Total interest income                                                           17,560                     14,241
                                                                                  -------                    -------

INTEREST EXPENSE:
   Interest on deposits                                                             5,663                      4,194
   Interest on securities sold under repurchase                                       117                        128
     agreements
   Interest on other borrowed funds                                                   925                        724
                                                                                  -------                    -------
   Total interest expense                                                           6,705                      5,046
                                                                                  -------                    -------
   Net interest income                                                             10,855                      9,195
   Provision for loan losses                                                        1,253                        420
                                                                                  -------                    -------
   Net interest income after provision for loan losses                              9,602                      8,775
                                                                                  -------                    -------

OTHER INCOME:
   Service fees                                                                       647                        580
   Other income                                                                       845                        747
                                                                                  -------                    -------
   Total other income                                                               1,492                      1,327
                                                                                  -------                    -------

OTHER EXPENSES:
   Salaries, wages and benefits                                                     5,017                      4,253
   Occupancy expenses                                                                 559                        475
   Furniture and equipment expenses                                                   408                        459
   Other operating expenses                                                         2,755                      2,157
                                                                                  -------                    -------
   Total other expenses                                                             8,739                      7,344
                                                                                  -------                    -------
Income before income taxes                                                          2,355                      2,758
Provision for income taxes                                                            824                        961
                                                                                  -------                    -------

NET INCOME                                                                        $ 1,531                    $ 1,797
                                                                                  =======                    =======

PER SHARE DATA:
   Primary                                                                          $0.59                      $0.71
   Fully diluted                                                                    $0.59                      $0.70

AVERAGE COMMON SHARES OUTSTANDING:
   Primary                                                                          2,583                      2,545
   Fully diluted                                                                    2,583                      2,557
   Cash dividends                                                                   $0.09                      $0.09



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           FIRST UNITED BANCORPORATION
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR YEAR ENDED DECEMBER 31, 1995 AND THE NINE MONTHS
                             ENDED SEPTEMBER 30,1996

                                   (Unaudited)

                                 (In thousands)

                                                                                                Unrealized Net
                                              Number of                                         Gain (Loss) on      Share-
                                               Shares       Common     Paid-In    Retained        Securities        Holders'
                                             Outstanding     Stock     Capital    Earnings    Available For Sale    Equity

Balance at December 31, 1994                      2,083     $3,471    $ 8,309     $2,452             $(641)         $13,591

Issuance of 104,155 shares of common                104        174      1,194     (1,371)                -               (3)
stock relating to 5% stock dividend

Issuance of 110,201 shares of common                110        184       1698     (1,887)                -               (5)
stock relating to 5% stock dividend

Cash dividends declared                               -          -          -       (264)                -             (264)

Employee stock options exercised                     18         30         68          -                 -               98

Net income                                            -          -          -      2,413                 -            2,413

Change in unrealized net gain/loss on                 -          -          -          -               577              577
                                                  -----     ------    -------     ------             -----          -------
securities available for sale

Balance at December 31, 1995                      2,315      3,859     11,269      1,343               (64)          16,407

Issuance of 116,418 shares of common                116        195      1,260     (1,458)                                (3)
stock relating to 5% stock dividend

Cash dividends declared                               -          -          -       (214)                -             (214)

Employee stock options exercised                     34         56        119          -                 -              175

Net income                                            -          -          -      1,531                 -            1,531

Changed in unrealized net gain/loss on                -          -          -          -               (44)             (44)
                                                  -----     ------    -------     ------             -----          -------
securities available for sale
Balance at September 30, 1996                     2,465     $4,110    $12,648     $1,202             $(108)         $17,852
                                                  =====     ======    =======     ======             =====          =======














                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           FIRST UNITED BANCORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                          NINE MONTHS ENDED
                                                                                September 30,             September  30,
                                                                                     1996                       1995
                                                                                 ------------               --------
                                                                                             (In thousands)
Cash flows from operating activities :
   Net income                                                                         $ 1,531                  $ 1,797
   Adjustments  needed to  reconcile  net  income to net cash used by  operating activities :
     Provision for loan losses                                                          1,253                      420
     Depreciation and amortization                                                        528                      475
     Increase in other assets                                                            (796)                    (413)
     Increase in other liabilities                                                        302                      280
                                                                                      -------                  -------
         Net cash provided by operating activities                                      2,818                    2,559
                                                                                      -------                  -------

Cash flows from investing activities :
   Purchases of investment securities held to maturity                                   (459)                    (680)
   Proceeds from maturities of investment securities held to                            1,412                      752
     maturity
   Purchase of investment securities available for sale                                (9,580)                  (1,952)
   Proceeds from sale of investment securities available for sale                           -                      896
   Proceeds from maturities of investment securities available for                      4,483                    4,226
     sale
   Net increase in loans                                                              (38,870)                 (21,724)
   Net additions to premises and equipment                                             (1,883)                  (1,767)
                                                                                      -------                  -------
         Net cash used by investing activities                                        (44,897)                 (20,249)
                                                                                      -------                  -------

Cash flows from financing activities :
   Net increase in deposits                                                            34,176                   14,243
   Proceeds from other borrowed funds                                                  44,735                   28,905
   Principal repayment of other borrowed funds                                        (32,706)                 (26,993)
   Net increase (decrease) in securities sold under repurchase                           (113)                     421
     agreements
   Proceeds from issuance of common stock                                                 175                       93
   Cash dividends                                                                        (217)                    (198)
                                                                                      -------                  -------
      Net cash provided by financing activities                                        46,050                   16,471
                                                                                      -------                  -------
Net increase in cash and cash equivalents                                               3,971                   (1,219)

Cash and cash equivalents, beginning of period                                         11,453                    9,166
                                                                                      -------                  -------
Cash and cash equivalents, end of period                                              $15,424                  $ 7,947
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

(3)      COMMON STOCK, EARNINGS PER SHARE, AND STOCK DIVIDENDS

     On October 22, 1995 and June 17, 1996 the Company's Board of Directors declared five percent stock dividends. Accordingly, outstanding shares of common stock were increased and a transfer representing the fair market value of additional shares issued was made from retained earnings to common stock at par value, cash for payment of fractional shares and the balance to additional paid-in-capital. Per share data for the 1995 periods have been restated to reflect these dividends as if they had occurred prior to the 1995 periods presented.

     During the nine month period ended September 30, 1996, the Company issued 33,636 shares of its common stock at an average price of $ 5.19 per share in connection with the exercise of stock options under its employee stock option plans.

     The Company calculates its earnings per share by dividing net earnings for the periods presented by the weighted average equivalent shares outstanding using the treasury stock method. Common stock equivalents include options issued under the Company's Employee Stock Option Plans. These options were dilutive for the periods presented.

(4)      MANAGEMENT'S OPINION

     In the opinion of management, the accompanying interim consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of the Company and its subsidiaries at September 30, 1996, the results of their operations for the quarters and year-to-date periods ended September 30, 1996 and 1995, and the statements of their cash flows for the nine months ended September 30, 1996 and 1995.

                                     PART I
                                     ITEM 2


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


DISCUSSION OF CHANGES IN FINANCIAL CONDITION

     Total assets increased $47,839,000, or 24.6%, from $194,414,000 at December 31, 1995 to $242,253,000 at September 30, 1996.

     Total loans, the largest single category of assets, increased $38,126,000, or 25.8%, to $186,120,000 at September 30, 1996, as a result of an increase in the amount of outstanding loans at the Company's three bank subsidiaries. Total loans outstanding at September 30, 1996 for Spartanburg National Bank amounted to $85,179,000, a $11,490,000, or 15.6% increase, over the $73,689,000 reported at December 31, 1995. Total outstanding loans, net of inter-company loans, at Anderson National Bank at September 30, 1996 amounted to $78,494,000, an increase of $15,360,000, or 24.3%, over total outstanding loans, net of inter-company loans, of $63,134,000 at December 31, 1995. The Community Bank of Greenville, National Association ("The Community Bank of Greenville"), which officially opened for business on April 17, 1996, reported outstanding loans of $12,889,000 at September 30, 1996.

     While the Company's bank subsidiaries experienced significant loan growth during the first nine months of 1996, the Company's consumer finance subsidiary, Quick Credit Corporation, experienced a decrease in outstanding loans of $1,614,000, or 14.5%. Total loans outstanding at September 30, 1996 for Quick Credit Corporation amounted to $9,557,000 compared to $11,171,000 at December 31, 1995. The decrease in Quick Credit Corporation's outstanding loans resulted from a seasonal decrease and an increase in the amount of loan charge-offs during the period.

     Premises, furniture and equipment increased $1,443,000, or 25.8%, during the period ended September 30, 1996. This increase is attributable to building and equipment costs associated with the Company's newest bank subsidiary, The Community Bank of Greenville, which officially opened for business on April 17, 1996, and to building and equipment costs associated with a new branch facility for Spartanburg National Bank which officially opened for business on September 16, 1996.

     The Company's securities portfolios, collectively, at amortized cost, increased $4,144,000, or 14.5%, from year-end 1995 levels as a result of securities purchased by The Community Bank of Greenville during the nine-month period ended September 30, 1996. Cash and due from banks increased $1,001,000, or 15.8%, to $7,354,000 at September 30, 1996. This increase is largely the result of additional uncollected funds in correspondent bank accounts at quarter-end resulting from a larger deposit base at September 30, 1996. The amount of Federal funds sold at September 30, 1996 was $2,970,000, or 58.2%, higher than the amount sold at December 31, 1995 largely as a result of amounts sold by The Community Bank of Greenville.

     Other real estate owned amounted to $85,000 at September 30, 1996 compared to $74,000 at December 31, 1995. Management is pursuing liquidation of these two pieces of property.

     Other assets increased $722,000, or 23.2%, during the period ended September 30, 1996 largely as a result of increases in tax benefits associated with year-to-date losses attributable to The Community Bank of Greenville, and to an increase in interest receivable on loans resulting from a larger base of outstanding loans at September 30, 1996.

     Total liabilities increased $46,394,000, or 26.1%, largely as a result of a $34,176,000, or 21.3%, increase in total deposits at the Company's bank subsidiaries. Of the $34,176,000 increase in total deposits, $22,862,000, or 66.9%, is attributable to new deposits generated by the Community Bank of Greenville since opening on April 17, 1996.

     The largest dollar increase in a single category of deposits was in certificates of deposits of $100,000 or less, which increased $18,090,000, or 27.6% during the period ended September 30, 1996. The largest percentage increase in a single category of deposits was in certificates of deposit of $100,000 or more, which increased 41.4%, or $9,880,000, during the period. The increases in these two categories of deposits are largely the result of deposits generated by The Community Bank of Greenville. During the period ended September 30, 1996, the Company also experienced an increase in savings and money market deposits of $5,436,000, or 21.4% which resulted largely from a single money market account at Spartanburg National Bank. The Company also experienced modest growth in non-interest bearing demand deposits during the period while the level of NOW accounts remained relatively unchanged from year-end.

     Securities Sold Under Agreements to Repurchase, comprised largely of overnight repurchase agreements, decreased slightly during the period as a result of a decrease in temporary quarter-end investment of funds by customers of the Company's bank subsidiaries. Federal Home Loan Bank advances increased $7,920,000, or 272.2%, to $10,830,000 at September 30, 1996. These additional advances were utilized to help fund the loan growth at Anderson National Bank and Spartanburg National Bank. Other borrowed funds, comprised of Federal funds purchased, various types of borrowings by Quick Credit Corporation and borrowings by the parent company, increased $4,130,000, or 43.6%, during the period. During the period ended September 30, 1996, the Company borrowed an additional $3,850,000 under an existing line of credit with a third party lender to fully capitalize The Community Bank of Greenville, Spartanburg National Bank borrowed $2,000,000 in the form of Federal funds purchased for additional liquidity purposes while Quick Credit Corporation reduced its outstanding debt by $1,720,000. During the period ended September 30, 1996 the Company satisfied all lease obligations associated with previous capitalized leases.

     Shareholders' equity increased $1,445,000 from December 31, 1995 to September 30, 1996 as a result of net earnings for the period of $1,531,000 and the exercise of stock options under the Company's Employee Stock Option Plans in the amount of $175,000. These additions to shareholders' equity were partially offset by $217,000 relating to the declaration and payment of cash dividends and cash in lieu of fractional shares associated with the 5% stock dividend paid in the third quarter of 1996 and an increase in the amount of net unrealized losses on the Company's "available for sale" securities portfolio of $44,000 during the period.

RESULTS OF OPERATIONS

Year-to-date period ended September 30, 1996 vs. Year-to-date period ended September 30, 1995

Earnings Review

     The consolidated Company's operations for the nine months ended September 30, 1996 resulted in net income of $1,531,000, a 14.8% decrease from the $1,797,000 in net income recorded for the comparable 1995 nine-month period. The decrease in consolidated earnings for the 1996 period is largely attributable to an $833,000, or 198.3%, increase in the provision for loan losses, of which $725,000 of the increase is attributable to Quick Credit Corporation, and pre-tax start up expenses and early operating losses of $557,000 incurred in the 1996 period associated with the Company's new bank subsidiary, The Community Bank of Greenville, which officially commenced banking operations on April 17, 1996. During the 1996 period, the Company also incurred additional interest expense of $163,000 associated with borrowings used to capitalize The Community Bank of Greenville and $152,000 in consulting fees associated with the Company's re-engineering of its banking operations.

     Anderson National Bank recorded net earnings of $1,084,000 for the nine-month period ended September 30, 1996, a 50.1% increase over the $722,000 recorded for the nine-month period ended September 30, 1995. The increase in earnings for this subsidiary resulted primarily from an increase in net interest income of $651,000, or 21.4%.

     Spartanburg National Bank recorded net earnings of $798,000 for the nine-month period ended September 30, 1996, a 26.3% increase over the $632,000 recorded for the nine-month period ended September 30, 1995. The increase in earnings for this subsidiary, like that of Anderson National Bank's, resulted largely from an increase in net interest income of $466,000, or 16.6%.

     The Community Bank of Greenville, which commenced banking operations on April 17, 1996, recorded net losses for the nine-month period ended September 30, 1996 of $371,000. Of the $371,000 in losses recorded, $57,000, or 15.4%, were incurred prior to commencing banking operations.

     Quick Credit Corporation recorded net earnings of $155,000 for the nine-month period ended September 30, 1996, a 71.3% decrease from the $539,000 recorded for the nine-month period ended September 30, 1995. The significant decrease in earnings for this subsidiary resulted primarily from higher loan charge-offs which required a significant increase in the provision for loan losses for the 1996 period and an increase in other operating expenses.

Interest Income, Interest Expense and Net Interest Income

     Net interest income, the major component of the Company's income, is the amount by which interest and fees on interest earning assets exceeds the interest paid on interest bearing deposits and other interest bearing funds. The Company's net interest income increased $1,660,000, or 18.1%, to $10,855,000 for the nine-month period ended September 30, 1996 compared to $9,195,000 for the nine-month period ended September 30, 1995. The increase is largely attributable to an increase in interest income on loans at the Company's banking subsidiaries resulting from an increase in the volume of outstanding loans for the 1996 period when compared to the 1995 period.

     The Company's total interest income increased $3,319,000, or 23.3%, to $17,560,000 for the 1996 period compared to $14,241,000 for the 1995 period. The increase is largely attributable to a $3,075,000, or 24.2% increase in loan interest income resulting from a $34,017,000, or 26.3%, increase in the volume of average outstanding loans for the 1996 period. The average yield on loans for the September 30, 1996 year-to-date period was 12.89% compared to 13.10% for the September 30, 1995 year-to-date period.

     Average balances on securities and federal funds sold, collectively, increased by $6,622,000, or 20.0%, in the 1996 period when compared to the 1995 period. Largely as a result of this increase, interest income on these categories of earning assets, collectively, increased $244,000, or 16.2%.

     Interest expense on deposits increased $1,469,000, or 35.0%, to $5,663,000 for the nine-month period ended September 30, 1996 compared to $4,194,000 for the nine-month period ended September 30, 1995. The increase is attributable to an increase of $33,985,000, or 27.5%, in the volume of average interest-bearing deposits for the 1996 period when compared to the 1995 period, coupled with an increase in the Company's costs of interest-bearing deposits resulting from increases in the rates paid for those deposits. The weighted average cost of interest-bearing deposits for the first nine months of 1996 was 4.80% compared to 4.53% for the first nine months of 1995.

     Interest expense on Securities Sold Under Repurchase Agreements declined slightly in the 1996 period as a result of a decline in the rates paid on these short-term funds in the 1996 period. Interest expense incurred by the Company's banking subsidiaries on average borrowings of $4,770,000 from the Federal Home Loan Bank of Atlanta for the 1996 period amounted to $203,000, a 55.0% increase over the $148,000 incurred in the 1995 period and resulted largely from an increase in the average amount borrowed during the 1996 period. Interest expense on the various categories of other interest-bearing liabilities, which includes Capitalized Leases, Subordinated Debt, Federal Funds Purchased and Other Borrowed Funds, collectively, increased $146,000, or 25.4%, in the 1996 period when compared to the 1995 period. The increase in interest expense associated with these other interest-bearing liabilities is primarily attributable to an increase in interest expense at the parent company level on borrowings utilized to capitalize The Community Bank of Greenville.

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

     Management considers the allowance for loan losses adequate to absorb possible losses on loans outstanding at September 30, 1996 and in the opinion of management, there are no material risks or significant loan concentrations in the present portfolio.

     The allowance for loan losses was $2,829,000 at September 30, 1996 compared to $2,140,000 at September 30, 1995 and $2,320,000 at December 31, 1995. At
September 30, 1996, September 30, 1995 and December 31, 1995, the allowance for loan losses as a percentage of outstanding loans was 1.52%, 1.51% and 1.57%, respectively. During the period ended September 30, 1996, the Company experienced net charge-offs of $744,000, or 0.45%, of average loans, compared to net charge-offs of $231,000, or 0.18% of average loans during the period ended September 30, 1995. The Company made provisions for loan losses of $1,253,000 during the nine-month period ended September 30, 1996 compared to $420,000 for the nine-month period ended September 30, 1995, a 198.3% increase. The increase in net charge-offs and resulting increase in the provision for loan losses for the 1996 period is attributable to Quick Credit Corporation.

     Anderson National Bank made no provisions for loan losses in either of the two comparable periods. For the nine-month period ended September 30, 1996, this subsidiary recorded net charge-offs of $23,000 compared to net recoveries of $74,000 for the 1995 period.

     Spartanburg National Bank recorded a provision for loan losses of $145,000 for the nine-month period ended September 30, 1996 compared to $155,000 for the 1995 period. For the nine-month period ended September 30, 1996, this subsidiary recorded net charge-offs of $41,000 compared to net charge-offs of $15,000 for the 1995 period.

     The Community Bank of Greenville began to build its allowance for loan losses during the period and recorded a provision for loan losses of $118,000 for the nine-month period ended September 30, 1996.

     Quick Credit Corporation recorded a provision for loan losses of $990,000 for the nine-month period ended September 30, 1996 compared to $265,000 for the 1995 period and to $728,000 for fiscal 1995. The increase in this subsidiary's provision for the 1996 period resulted from an increase in the number and volume of loans charged off and management's decision to increase the allowance for loan losses as a result of a continued increase in the number and amounts of delinquent accounts. For the nine-month period ended September 30, 1996, this subsidiary recorded net charge offs of $680,000, or 6.91% of average outstanding loans, compared to net charge offs of $290,000, or 3.26%, of average outstanding loans for the 1995 nine-month period and to $499,000, or 5.39%, of average outstanding loans for fiscal 1995. Management continues to believe the significant increase in net charge offs and delinquency rate is an industry-wide trend. Quick Credit Corporation's customers are generally in the low-to-moderate income group of borrowers. Over the past several years there has been a proliferation of small consumer loan companies and other consumer debt providers competing for pieces of this segment of the consumer debt market. It is not unusual for customers of Quick Credit Corporation simultaneously to have loans outstanding as several small loan companies which results in some customers incurring more debt than they can service. As a result of increased charge offs experienced during the latter half of 1995 and during the first three quarters of 1996, Quick Credit Corporation has increased its allowance for loan losses as a percentage of outstanding loans, net of unearned income, from 3.61% at September 30, 1995 to 9.54% at September 30, 1996. Management expects this subsidiary to experience similar levels of defaults in the fourth quarter of 1996 as those experienced in the previous three quarters of 1996.

     At September 30, 1996 the Company had $414,000 in non-accrual loans, which are considered impaired, $652,000 in loans past due 90 days or more and still accruing interest and $85,000 in OREO, compared to $106,000, $311,000, and $74,000, respectively, at September 30, 1995 and to $241,000, $271,000, and
$74,000, respectively at December 31, 1995. At September 30, 1996 and 1995, and December 31, 1995, the Company did not have a material amount of restructured loans.

     In the cases of all loans considered as non-performing loans, management of the Company has reviewed the carrying value of any underlying collateral. In those cases where the collateral value may be less than the carrying value of the loan the Company has taken specific write downs to the loan, even though such loan may still be performing. Management of the Company does not believe it has any non-accrual loan which, individually, could materially impact the allowance for loan losses or long term future operating results of the Company.

Other Income

     Total consolidated other income increased $165,000 or 12.4%, during the nine-month period ended September 30, 1996. The increase resulted largely from an $87,000, or 44.0%, increase in fee income generated, collectively, from the sale of alternative investment products and mortgage lending activities and an increase in service charge income on deposit accounts of $67,000, or 11.6% at the Company's banking subsidiaries. As a result of an increase in mortgage lending activity during the first nine months of 1996, fee income from the Company's mortgage lending activities increased $26,000, or 19.4%, to $162,000 in the 1996 period compared to $136,000 for the 1995 period. Simultaneously, fee income generated from the sale of alternative investment products (mutual funds and annuities), which amounted to $63,000 in the 1995 period, increased $61,000, or 96.8%, to $124,000 for the 1996 period. This increase was a result of an increase in the volume of sales of these type products during the 1996 period.

Other Expenses

     Total other expenses increased $1,395,000, or 19.0%, in the 1996 period over the 1995 comparable period. Salaries, wages and benefits ("personnel expense"), the largest category of other operating expenses, increased $764,000, or 18.0%, in the 1996 period over the 1995 period. The increase in personnel expense resulted from additions to the staff of Quick Credit Corporation associated with four additional offices opened during the last six months of 1995, personnel expenses associated with the Company's new bank subsidiary, The Community Bank of Greenville, and increases in personnel expenses at the Company's two other bank subsidiaries.

     Occupancy expense increased $84,000, or 17.9%, during the 1996 period as a result of additional expenses associated with the new offices of Quick Credit Corporation opened during the second half of

1995 and expenses associated with opening The Community Bank of Greenville during the second quarter of 1996. Furniture and equipment expenses decreased $51,000, or 11.1%, in the 1996 period as a result of a decline in depreciation expense associated with the Company's data processing equipment which was sold during the second quarter of 1995 due to the outsourcing of the Company's data processing function.

     Other operating expenses, the second largest category of other expenses, increased $598,000, or 27.7%, during the 1996 period largely as a result of additional expenses associated with the new offices of Quick Credit Corporation opened during the second half of 1996, additional expenses associated with the opening of The Community Bank of Greenville during the second quarter of 1996, $157,000 in consulting fees associated with the Company's re-engineering project and data processing expense associated with the Company's outsourcing of its data processing function.

Income Taxes

     As a result of a decrease in income before income taxes, the Company incurred income tax expense of $824,000 for the year-to-date period ended September 30, 1996 compared to income tax expense of $961,000 for the period ended September 30, 1995.

Quarter ended September 30, 1996 vs. Quarter ended September 30, 1995

Earnings Review

     The Company's operations for the quarter ended September 30, 1996, resulted in net income of $553,000, a $64,000, or 10.4%, decrease from the $617,000 reported for the comparable 1995 quarter. The decrease in 1996 third quarter profits resulted primarily from a $259,000, or 123.9%, increase in the Company's provision for loan losses, which is largely attributable to Quick Credit Corporation, $232,000 in pre-tax early operating losses associated with The Community Bank of Greenville, which commenced banking operations on April 17, 1996 and to $95,000 in consulting fees incurred during the third quarter of 1996 associated with the Company's re-engineering project.

     Anderson National Bank, Spartanburg National Bank and Quick Credit Corporation, the Company's three seasoned subsidiaries, recorded 1996 third quarter net earnings of $421,000, $284,000 and $67,000, respectively, compared to $245,000, $250,000 and $157,000, respectively, for the third quarter of 1995. The Company's newest bank subsidiary, The Community Bank of Greenville, recorded 1996 third quarter net losses of $158,000.

Interest Income, Interest Expense and Net Interest Income

     The Company's net interest income increased $684,000, or 21.8%, during the third quarter of 1996 over the third quarter of 1995 and was primarily attributable to a $1,115,000, or 24.6%, increase in loan interest income. The increase in loan interest income resulted from a larger base of average outstanding loans for the 1996 period. Total loans averaged $177,221,000 for the 1996 quarter compared to $137,676,000 for the 1995 quarter, a 28.7% increase. The average yield on the Company's loan portfolios was 12.76% for the 1996 quarter compared to 13.17% for the 1995 quarter.

     Interest expense increased $592,000, or 31.6%, in the 1996 period. Interest on deposit accounts, the largest category of total interest expense, increased $471,000, or 29.9%, during the 1996 period as a result of an increase in the volume of interest-bearing deposits during the 1996 period. The average rate paid on interest-bearing deposits was 4.83% for the 1996 quarter compared to 4.90% for the 1995 quarter. Interest expense on the other categories of interest-bearing liabilities, collectively, increased $121,000, or 41.2%, largely as a result of interest expense incurred on the borrowings used to capitalize The Community Bank of Greenville and interest expense associated with a larger volume of Federal Home Loan Bank borrowings by Anderson National Bank and Spartanburg National Bank.

Provision and Allowance for Loan Losses

     The provision for loan losses was $468,000 for the quarter ended September 30, 1996, a $259,000, or 123.9%, increase over the $209,000 provision made for the 1995 quarter. The increase for the 1996 period is a result of increases in the provisions made by Quick Credit Corporation due to a larger volume of charge-offs during the 1996 period and to The Community Bank of Greenville as it began to build its allowance for loan losses. For the quarter ended September 30, 1996 the Company recorded net loan charge-offs of $263,000, or 0.15%, of average outstanding loans compared to $110,000, or 0.08%, of average outstanding loans for the 1995 quarter.

     Quick Credit Corporation made provisions of $345,000 in the 1996 quarter compared to $147,000 for the 1995 quarter. During the 1996 quarter, Quick Credit Corporation recorded net loan charge-offs of $210,000, or 2.19%, of average outstanding loans compared to $110,000, or 1.20%, of average outstanding loans for the 1995 quarter.

     The Community Bank of Greenville made provisions totaling $73,000 during the 1996 quarter.

     Spartanburg National Bank made provisions of $50,000 for the 1996 period compared to $62,000 for the 1995 period and recorded net loan charge-offs of $15,000 in the 1996 period compared to net loan charge-offs of $6,000 for the 1995 period.

     Anderson National Bank made no provisions in the 1996 and 1995 periods. During the 1996 period Anderson National Bank recorded net loan charge-offs of $38,000 compared to net loan recoveries of $7,000 for the 1995 period.

Other Income

     The Company's total other income decreased $28,000, or 5.4% during the 1996 quarter. The decrease in other income is largely attributable to a decrease in the amount of gains realized on the sale of SBA loans and OREO in the 1996 quarter when compared to the 1995 quarter. The Company recorded gains on the sale of SBA loans of $34,000 in the 1996 quarter compared to $50,000 in the 1995 quarter. The Company recorded a gain on the sale of OREO of $25,000 in the 1995 quarter and had no gains in the 1996 quarter. The decreases in these two categories of other income items were partially offset by an increase in service charge income on deposit accounts resulting from a larger base of deposits in the 1996 quarter.

Other Expenses

     Total other expenses increased $461,000, or 18.3%, in the 1996 quarter when compared to the 1995 quarter. Personnel expense, the largest category of total other expenses, increased $156,000, or 10.5%, in the 1996 period. The increase in personnel expense is attributable to additional personnel expense associated with the staffing of The Community Bank of Greenville, the Company's newest subsidiary which was non-existent in the third quarter of 1995, and to increases in personnel expense at the Company's other subsidiaries. Occupancy expense, and furniture and equipment expense increased $45,000, or 28.3%, and $11,000, or 8.0%, respectively, in the 1996 quarter primarily as a result of expenses associated with The Community Bank of Greenville. Other operating expenses, the second largest category of total other expenses, increased $249,000, or 34.2%, in the 1996 period. Increases in this category of expenses are largely attributable to additional expenses associated with The Community Bank of Greenville, $95,000 in consulting fees incurred during the 1996 quarter associated with the Company's re-engineering project and increases in the various categories of other expense items as a result of growth and price increases.

Income Taxes

     The Company incurred income tax expense of $317,000 for the quarters ended September 30, 1996 and September 30, 1995.

LIQUIDITY

     Liquidity management involves meeting the cash flow requirements of the Company. The Company's liquidity position is primarily dependent upon its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and upon the liquidity of its assets. The Company's primary liquidity sources include cash and due from banks, federal funds sold and "securities available for sale". In addition, the Company (through Anderson National Bank, Spartanburg National Bank and The Community Bank of Greenville) has the ability, on a short-term basis, to borrow funds from the Federal Reserve System and to purchase federal funds from other financial institutions. Spartanburg National Bank and Anderson National Bank are also members of the Federal Home Loan Bank System and have the ability to borrow both short and longer term funds on a secured basis. At September 30, 1996 Anderson National Bank had $280,000 in long-term borrowings and $7,000,000 in short-term borrowings from the Federal Home Loan Bank of Atlanta. At September 30, 1996 Spartanburg National Bank had $550,000 in long-term borrowings from the Federal Home Loan Bank of Atlanta and $3,000,000 in short-term borrowings. At September 30, 1996, Spartanburg National Bank also had overnight borrowings in the form of federal funds purchased in the amount of $2,000,000.

     First United Bancorporation, the parent holding company, has limited liquidity needs. First United requires liquidity to pay limited operating expenses and dividends, and to service its debt. In addition, First United has two lines of credit with third party lenders totaling $6,100,000, of which $1,600,000 was available at September 30, 1996. One of these lines is a $6,000,000 line of credit with an unaffiliated third party lender to be used for general corporate purposes and allows for interest to be paid on a quarterly basis for a period of up to five (5) years if certain criteria are met. At the end of five (5) years, or sooner if the Company desires, the line of credit can be converted to a term loan with quarterly interest payments and annual principal reductions required over a period of five (5) years. The line of credit bears interest at a variable rate. On April 15,1996 the Company utilized $4,500,000 of this line to capitalize its new bank subsidiary, The Community Bank of Greenville, National Association, Greenville, South Carolina. Further sources of liquidity for First United include management fees which are paid by all of its subsidiaries and dividends from its subsidiaries.

     At September 30,1996, the Company's consumer finance subsidiary, Quick Credit Corporation, had debt outstanding of $800,000 in the form of subordinated debt and $6,300,000 outstanding under an

$18,0000 line of credit with a third party lender secured by Quick Credit Corporation's loans receivable. Management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, other than those previously discussed, that may result in the Company's liquidity materially increasing or decreasing.

CAPITAL ADEQUACY AND RESOURCES

     The capital needs of the Company have been met through the retention of earnings.

     For bank holding companies with total assets of more than $150 million, such as the Company, capital adequacy is generally evaluated based upon the capital of its banking subsidiaries. Generally, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") expects bank holding companies to operate above minimum capital levels. The Office of the Comptroller of the Currency ("Comptroller") regulations establish the minimum leverage capital ratio requirement for national banks at 3% in the case of a national bank that has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other national banks are expected to maintain a ratio of at least 1% to 2% above the stated minimum. Furthermore, the Comptroller reserves the right to require higher capital ratios in individual banks on a case by case basis when, in its judgment, additional capital is warranted by a deterioration of financial condition or when high levels of risk otherwise exist. The Company's subsidiary banks have not been notified that they must maintain capital levels above regulatory minimums. The Company's leverage capital ratio was 7.35% at September 30, 1996 compared to 8.23% December 31, 1995. The leverage capital ratios for Anderson National Bank and Spartanburg National Bank were 7.68% and 7.15%, respectively at September 30, 1996, compared to 7.86% and 7.01%, respectively, at December 31, 1995. The leverage capital ratio for The Community Bank of Greenville was 14.79% at September 30, 1996. The decrease in the leverage capital ratio for Anderson National Bank during the period ending September 30, 1996 resulted from the payment of $325,000 in dividends to the Company and growth experienced since December 31, 1995. The decrease in the leverage capital ratio for the Company is attributable to growth experienced since December 31, 1995.

     The Federal Reserve Board has adopted a risk-based capital rule which requires bank holding companies to have qualifying capital to risk-weighted assets of at least 8.00%, with at least 4% being "Tier 1" capital. Tier 1 capital consists principally of common stockholders' equity, noncumulative preferred stock, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets. "Tier 2" (or supplementary) capital consists of general loan loss reserves (subject to certain limitations), certain types of preferred stock and subordinated debt, and certain hybrid capital instruments and other debt securities such as equity commitment notes. A bank holding company's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital components, provided that the maximum amount of Tier 2 capital that may be treated as qualifying capital is limited to 100% of Tier 1 capital. The Comptroller imposes a similar standard on national banks. The regulatory agencies expect national banks and bank holding companies to operate above minimum risk-based capital levels. The Company's risk-based capital ratio was 11.10% and its Tier 1 capital to risk weighted assets ratio was 9.71% at September 30, 1996, compared to 12.73% and 11.48%, respectively, at December 31, 1995. The risk- based capital ratios for Anderson National Bank and Spartanburg National Bank were 11.29% and 10.33%, respectively, at September 30, 1996 compared to 12.72% and 11.09%, respectively, at December 31, 1995. Their Tier 1 capital to risk weighted assets ratios were 10.13% and 9.20%, respectively, at September 30, 1996 compared to 11.47% and 9.88%, respectively, at December 31, 1995. At September 30, 1996, the risk-based capital ratio for The Community Bank of Greenville was 26.94% and the Tier 1 capital to risk weighted assets ratio was 26.17%. The decline in Anderson National Bank's risk-based and Tier 1 capital to risk weighted assets ratios from year-end 1995 levels resulted from the payment of $325,000 in dividends to the Company during the period ending September 30, 1996 and from growth experienced since December 31, 1995. The decrease in the Company's and Spartanburg National Bank's risk-based and Tier 1 capital to risk weighted assets ratios from year-end 1995 levels is a result of growth experienced during 1996.

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

     During the third quarter of 1996, the Company entered into a contract for the purchase and installation of a wide area network (WAN). When installed and operative, this system will link together the data communications of all of the Company's subsidiaries. The Company expects to incur fixed asset cost of approximately $600,000 associated with the WAN during the fourth quarter of 1996.

     During the third quarter of 1996, the Company entered into a contract for the purchase and installation of three ATMs. The Company expects to incur fixed asset cost of approximately $125,000 associated with the ATMs during the fourth quarter of 1996.

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

ACCOUNTING AND REPORTING MATTERS

     In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 establishes a new method of accounting for stock-based arrangements by measuring the value of a stock compensation award by the fair value method versus the intrinsic method as currently is used under the provisions of Opinion 25. If entities do not adopt the fair value method of accounting for stock- based compensation, they will be required to disclose in the footnotes pro forma net income and earnings per share information as if the fair value based method had been adopted. The disclosure requirements of SFAS No. 123 are effective for the 1996 financial statements. The Company will continue to use the intrinsic value method for recording stock-based compensation and will therefore have expanded disclosure requirements.

In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". The Statement uses a "financial components" approach that focuses on control to determine the proper accounting for financial asset transfers. Under that approach, after financial assets are transferred, an entity would recognize on the balance sheet all assets it controls and liabilities it has incurred. It would remove from the balance sheet those assets it no longer controls and liabilities it has satisfied. The statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996 and is to be applied prospectively. The Company does not anticipate that adoption of this Statement will have a material effect on the Company's financial statements.

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

                                               FIRST UNITED BANCORPORATION

                                               Mason Y. Garrett
Dated: November 4, 1996                        ----------------------------
                                               Mason Y. Garrett, President
                                               and Chief Executive Officer

                                               William B. West, Sr.
                                               ----------------------------
                                               William   B.   West,   Sr.   Vice
                                               President and Chief Financial and
                                               Accounting   Officer   (Principal
                                               Financial and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit No.                   Description
-----------                   -----------

   27                         Financial Data Schedule