Form 10-K
period 1996-12-31
FIRST UNITED BANCORPORATION /SC/
filed 1997-03-26
CIK 820379

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1996          Commission File No. 0-17565


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

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

The aggregate market value of the voting Common Stock, $1.67 par value, held by non-affiliates of the Registrant on March 14, 1997 was approximately $24,075,274.50. As of March 14, 1997, there were 2,590,958 shares of
Registrant's Common Stock, $1.67 par value, outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

Documents Incorporated by Reference

(1) Portions of the Registrant's 1996 Annual Report to Shareholders for the fiscal year ended December 31, 1996 ("1996 Annual Report to Shareholders"), are incorporated by reference into Part II hereof.

(2) Portions of the Registrant's definitive Proxy Statement for its April 22, 1997 Annual Meeting of Shareholders ("Proxy Statement") are incorporated by reference into Part III hereof.

                                     PART I

Item 1.  Business

     First United Bancorporation (the "Company") is a South Carolina corporation which was organized in July 1987, to become a bank holding company. The Company has four wholly-owned subsidiaries: Anderson National Bank, Anderson, South
Carolina, a national bank organized in 1984, Spartanburg National Bank, Spartanburg, South Carolina, a national bank organized in 1988, the Community Bank of Greenville, National Association, Greenville, South Carolina, a national bank organized in 1996 (sometimes referred to herein as "the Banks"), and Quick Credit Corporation ("Quick Credit"), a consumer loan company organized in 1988.

     The Company engages in no significant operations other than the ownership of its four subsidiaries. The Company conducts its business from eight banking offices and twenty-two consumer finance offices located throughout South Carolina.

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

     Spartanburg National Bank serves its customers from three locations in Spartanburg, South Carolina. Spartanburg is located approximately 30 miles northeast of Greenville and, like Anderson, is located in the fast growing Interstate - 85 corridor between Charlotte and Atlanta.

         The Community Bank of Greenville serves customers from a single location in Greenville, South Carolina. Greenville is located between Anderson and Spartanburg and is also in the Interstate-85 corridor between Charlotte and Atlanta.

         Quick Credit serves its customers from locations in Anderson, Greenville, Greenwood, Laurens, Seneca, Easley, Florence, Spartanburg, Marion, Sumter, Cayce, Kingstree, Orangeburg, North Charleston, Abbeville, Newberry, Hartsville, Rock Hill, Gaffney, Aiken, Camden and Columbia, South Carolina.

     Each subsidiary bank of the Company is an independent bank, and, therefore, each bank is responsible for developing and maintaining its own customers and accounts. Located in Anderson, South Carolina, Anderson National Bank's customer base has been primarily derived from Anderson County, South Carolina. Spartanburg National Bank's primary service area is Spartanburg County, South Carolina. The Community Bank of Greenville's primary service area is Greenville County, South Carolina. The Banks compete with several major banks which dominate the commercial banking industry in their service areas and in South Carolina generally. In addition, the Banks compete with savings institutions and credit unions. In Anderson County, there are 30 competitor bank branches, 17 savings institution branches and 9 credit union branches. In Greenville County there are 110 competitor bank branches, 21 savings institution branches and 15 credit union branches. In Spartanburg County there are 49 competitor bank branches, 15 savings institution branches and 7 credit union branches. Anderson National Bank has approximately 5 1/2% of the deposits in Anderson County,
Spartanburg National Bank has approximately 4 1/2% of the deposits in Spartanburg County and The Community Bank of Greenville has less than 1% of the deposits in Greenville County. Several competitor institutions have substantially greater resources and higher lending limits than the Banks and they perform certain functions for their customers, including trust services and investment banking services, which none of the Banks is equipped to offer directly. However, the Banks do offer some of these services through correspondent banks. In addition to commercial banks, savings institutions and credit unions, the Banks compete for deposits and loans with other financial intermediaries and investment alternatives, including, but not limited to mortgage companies, captive finance companies, money market mutual funds, brokerage firms, governmental and corporation bonds and other securities. Various of these nonbank competitors are not subject to the same regulatory restrictions as the Company and its subsidiaries and many have substantially greater resources than the Company.

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

Employees

         As of December 31, 1996, the Company had 186 full-time employees and 16 part-time employees. The Company considers its relationship with its employees to be good. The employee benefit programs the Company provides include group life, health and dental insurance, paid vacation, sick leave, educational opportunities, a stock option plan for officers and key employees, a split dollar life insurance plan for executive officers, a contributory deferred compensation plan, and a 401K plan for employees.

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

         As stated above, the Company is a legal entity separate and distinct from the subsidiary Banks and its other subsidiary. Various legal limitations place restrictions on the ability of the subsidiary Banks to lend or otherwise supply funds to the Company or its non-bank subsidiaries. The Company, Anderson National Bank and Spartanburg National Bank are, and The Community Bank of Greenville will be, subject to Section 23A of the Federal Reserve Act. Section 23A defines "covered transactions", which include extensions of credit, and limits a bank's covered transactions with any affiliate to 10% of such bank's capital and surplus. All covered transactions with all affiliates cannot in the aggregate exceed 20% of a bank's capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and banks and their subsidiaries are prohibited from purchasing low-quality assets from the bank's affiliates. Finally, Section 23A requires that all of a bank's extensions of credit to an affiliate be appropriately secured by acceptable collateral, generally United States government or agency securities. The Company, Anderson National Bank, Spartanburg

National Bank, and The Community Bank of Greenville are subject to Section 23B of the Federal Reserve Act, which generally limits covered and other transactions among affiliates to terms and circumstances, including credit standards, that are substantially the same or at least as favorable to a bank holding company, a bank or a subsidiary of either as prevailing at the time for transactions with unaffiliated companies.

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

         Congress recently enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, which will increase the ability of bank holding companies and banks to operate across state lines. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, the existing restrictions on interstate acquisitions of banks by bank holding companies will be repealed one year following enactment, such that the Company and any other bank holding company located in South Carolina would be able to acquire a bank located in any other state, and a bank holding company located outside South Carolina could acquire any South Carolina-based bank, in either case subject to certain deposit percentage and other restrictions. The legislation also provides that, unless an individual state elects beforehand either (i) to accelerate the effective date or (ii) to prohibit out-of-state banks from operating interstate branches within its territory, on or after June 1, 1997, adequately capitalized and managed bank holding companies will be able to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions. De novo branching by an out-of-state bank would be permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state will continue to be subject to applicable state branching laws. South Carolina law was amended, effective July 1, 1996, to permit such interstate branching but not de novo branching by an out-of-state bank. The Company believes that this legislation may result in increased takeover activity of South Carolina financial institutions by out-of-state financial institutions. However, the Company does not presently anticipate that such legislation will have a material impact on its operations or future plans.

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

         The Federal Reserve and the OCC have emphasized that the foregoing standards are supervisory minimums and that an institution would be permitted to maintain such levels of capital only if it had a composite rating of "1" under the regulatory rating systems for bank holding companies and banks. All other bank holding companies are required to maintain a leverage ratio of 3% plus at least 1% to 2% of additional capital. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets. The Federal Reserve continues to consider a "tangible Tier 1 leverage ratio" in evaluation proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization's Tier 1 Capital less all intangibles, to total assets, less all intangibles. The Federal Reserve has not advised the Company of any specific minimum leverage ratio applicable to it. As of December 31, 1996, the Company, Anderson National Bank, Spartanburg National Bank, and The Community Bank of Greenville have leverage ratios of 6.72%, 7.25%, 6.74%; and 10.45% respectively, and total risk adjusted capital ratios of 10.30%, 10.35%, 9.99% and 18.76%, respectively.

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

         In 1996, Anderson National Bank paid dividends of $750,000 to the Company. Neither Spartanburg National Bank nor The Community Bank of Greenville paid dividends in 1996.

Bank Regulation

         The Banks are subject to supervision and examination by the OCC. The OCC regulates and monitors all areas of the Banks' operations, including loans, mortgages, issuance of securities, capital adequacy, payment of dividends, and establishment of branches. Interest and certain other charges collected or contracted for by the Banks are also subject also to state usury laws and certain federal laws concerning interest rates. The Banks are members of the Federal Reserve System, and their deposits are insured by the FDIC up to the maximum permitted by law.

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

         Effective December 11, 1996, the FDIC implemented a risk-based assessment schedule, having assessments ranging from 0.00% to 0.27% of an institution's average assessment base. The actual assessment to be paid by each

FDIC-insured institution is based on the institution's assessment risk classification, which is determined based on whether the institution is considered "well capitalized," "adequately capitalized" or "undercapitalized", as such terms have been defined in applicable federal regulations and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. Under uniform regulations defining such capital levels issued by each of the federal banking agencies, a bank is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater, and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" bank is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater, and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMEL rating of 1). A bank is considered "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capital ratio of less than 4%, or (iii) a leverage ratio of less than 4% (or 3% in the case of a bank with a composite CAMEL rating of 1). As a result of the current provisions of federal law, the assessment rates on deposits could increase over present levels. Based on the current financial condition and capital levels of the Banks, the Company does not expect that the current FDIC risk-based assessment schedule will have a material adverse effect on the Banks' earnings. The Banks' risk-based insurance assessments currently are set at 0.00% for the first half of 1997.

         The FDIC may increase or decrease the new assessment rates semiannually up to a maximum increase or decrease of 5 basis points.

Legislation

         In 1989 and again in 1991, Congress enacted comprehensive legislation affecting the commercial banking and thrift industries: the Financial Institutions Reform, Recovery and Enforcement Act (FIRREA") and the 1991 Banking Law. FIRREA, among other things, abolished the Federal Savings and Loan
Insurance Corporation and established two new insurance funds under the jurisdiction of the FDIC: the Bank Insurance Fund ("BIF"), which insures most commercial banks, including Anderson National Bank and Spartanburg National Bank, and the Savings Association Insurance Fund ("SAIF"), which insures most thrift institutions. The Company expects that The Community Bank of Greenville, N.A. will be insured by the BIF.

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

         The 1991 Banking Law supplements the federal banking agencies' broad powers to take corrective action to resolve problems of insured depository institutions, generally authorizing earlier intervention in the affairs of a particular institution and imposing express requirements that are tied to the institution's level of capital. If a depository institution fails to meet regulatory capital requirements specified in the 1991 Banking Law, regulatory agencies can require submission and funding of a capital restoration plan by the institution, place limits on its activities, require the raising of additional capital and, ultimately, require the appointment of a conservator or receiver for the institution. Where a capital restoration plan is required, the regulatory agency may require a bank holding company to guarantee as a condition of approval of the plan the lower of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. If the controlling bank holding company fails to fulfill its obligations with respect to such a plan and files (or has filed against it) a petition under the federal Bankruptcy Code, the claim would be entitled to a priority in such bankruptcy proceeding over third party creditors of the bank holding company.

         The 1991 Banking Law required each federal banking agency, including the Federal Reserve, to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. The Federal Reserve, the FDIC and the OCC have issued a joint rule amending the capital standards to specify that the banking agencies will include in their evaluations of a bank's capital adequacy an assessment of the exposure to declines in the economic value of the bank's capital due to changes in interest rates. The agencies have also issued a joint policy statement that provides bankers guidance on sound practices for managing interest rate risk. The policy statement identifies the key elements of sound interest rate risk management and describes prudent principles and practices for each element, emphasizing the importance of adequate oversight by a bank's board of directors and senior management and of a comprehensive risk management process. The policy statement also outlines the critical factors that will affect the agencies' evaluation of a bank's interest rate risk when making a determination of capital adequacy. In adopting the policy statement, the agencies have asserted their intention to continue to place significant emphasis on the level of a bank's interest rate risk exposure and the quality of its risk management process when evaluating a bank's capital adequacy.

         The Federal Reserve, the FDIC, the Office of the Comptroller of the Currency and the Office of Thrift Supervision have also issued a joint rule amending the risk-based capital guidelines to take account of concentration of credit risk and the risk of non-traditional activities. The rule amends each agency's risk-based capital standards by explicitly identifying concentration of credit risk and the risk arising from other sources, as well as an institution's ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution's overall capital adequacy.

         The 1991 Banking Law also restricts the acceptance of brokered deposits by insured depository institutions and contains a number of consumer banking provisions, including disclosure requirements and substantive contractual limitations with respect to deposit accounts.

         The 1991 Banking Law also required each of the federal banking agencies to develop regulations addressing certain safety and soundness standards for insured depository institutions and depository institution holding companies, including operational and managerial standards, asset quality, earnings and stock valuation standards, as well as compensation standards (but not dollar levels of compensation). On September 23, 1994, the Riegle Community Development and Regulatory Improvement Act of 1994 amended the 1991 Banking Law to authorize the agencies to establish safety and soundness standards by regulation or by guideline. Accordingly, the federal banking agencies have issued Interagency
Guidelines Establishing Standards for Safety and Soundness, which set forth general operational and managerial standards in the areas of internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. The Guidelines also prohibit payment of excessive compensation as an unsafe and unsound practice. Compensation is defined as excessive if it is unreasonable or disproportionate to the services actually performed. Bank holding companies are not subject to the Guidelines. The Guidelines contemplate that each federal agency will determine compliance with these standards through the examination process, and if necessary to correct weaknesses, require an institution to file a written safety and soundness compliance plan. The Company does not expect the Guidelines to materially change current operations of the Banks.

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

         The federal banking agencies, including the OCC, have issued a joint rule that changes the method of evaluating an institution's CRA performance. The new rule evaluates institutions based on their actual performance (rather than efforts) in meeting community credit needs. Subject to certain exceptions, the OCC assesses the CRA performance of a bank by applying lending, investment and service tests. The lending test evaluates a bank's record of helping to meet the credit needs of its assessment area through its lending activities by considering a bank's home mortgage, small business, small farm, community development, and consumer lending. The investment test evaluates a bank's record of helping to meet the credit needs of its assessment area through qualified investments that benefit its assessment area or a broader statewide or regional area that includes the bank's assessment area. The service test evaluates a bank's record of helping to meet the credit needs of its assessment area by analyzing both the availability and effectiveness of a bank's systems for delivering retail banking services and the extent and innovativeness of its community development services. The OCC assigns a rating to a bank of "outstanding," satisfactory," "needs to improve," or "substantial noncompliance" based on the bank's performance under the lending, investment and service tests. To evaluate compliance with the tests, subject to certain exceptions, banks will be required to collect and report to the OCC extensive demographic and loan data.

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

         Spartanburg National Bank has a main office and two branch facilities both located in Spartanburg, South Carolina with square footage of 8,800, 3,300, and 3,300, respectively. All are owned by Spartanburg National Bank and occupied exclusively by Spartanburg National Bank.

         Quick Credit Corporation maintains offices in Anderson, Greenville, Greenwood, Laurens, Seneca, Easley, Florence, Spartanburg, Marion, Sumter, Cayce, Kingstree, Orangeburg, North Charleston, Abbeville, Newberry, Hartsville, Rock Hill, Gaffney, Aiken, Camden, and Columbia, South Carolina. The combined square footage of these twenty-two offices is approximately 29,000 square feet. All offices are leased with the terms of the various leases expiring in years 1997 through 2001.

         The Community Bank of Greenville, N.A. has one office located at 211 Patewood Drive, Greenville, South Carolina 29616, containing approximately 6,800 square feet.

The building is owned and occupied exclusively by The Community Bank of Greenville.

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


                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters

         The Common Stock of the Company began trading on the Nasdaq National Market segment of the Nasdaq Stock Market under the trading symbol FUSC on February 8, 1995. Prior to the listing on Nasdaq there was no established public trading market for the Company's stock. The following table sets forth the high and low trade prices for the common stock for the indicated 1995 and 1996 periods, adjusted to give retroactive effect to the two stock dividends paid in each of 1995 and 1996. The source of the quotations is the National Association of Securities Dealers, Inc. monthly statistical reports. Market quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                           1995                                         1996
                           ----                                         ----
          1st Qtr.  2nd Qtr.  3rd Qtr.  4th Qtr.       1st Qtr.  2nd Qtr.  3rd Qtr.  4th Qtr.
          --------  --------  --------  --------       --------  --------  --------  --------

High      $11.88    $14.00    $15.50    $18.25         $17.50    $16.00    $13.50    $13.00
Low         8.50     10.50     12.75     14.25          15.00     12.50     11.00     10.50


         As of December 31, 1996, First United Bancorporation had approximately 587 shareholders of record. Two 5% stock dividends were paid in each of 1995 and 1996. The Company paid quarterly cash dividends of $.03 per share for each of the four quarters in 1995 and 1996. Future cash dividends will be determined by the Company's Board of Directors in light of circumstances existing from time to time, including the Company's growth, profitability, financial condition, results of operations and other factors deemed relevant by the Company's Board of Directors. See Item 1. Business - Payment of Dividends and Note 14 of the Notes to Consolidated Financial Statements for information about limits on payment of dividends by the Company's subsidiaries.

     First United Bancorporation has not sold any securities during the period covered by this report other than in transctions registered pursuant to the Securities Act of 1933.

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



                                                              Years Ended December 31,
INCOME STATEMENT DATA:                                    1992          1993         1994          1995              1996
                                                          ----          ----         ----          ----              ----
     Interest income.............................    $   13,438   $    13,280    $   15,545   $    19,666       $  24,375
     Interest expense............................         5,755         4,525         4,769         7,038           9,439
     Net interest income before
          provision for loan losses..............         7,683         8,755        10,776        12,628          14,936
     Provision for loan losses...................           391           282           397           779           2,149
     Net interest income.........................         7,292         8,473        10,379        11,849          12,787
     Non-interest income ........................         1,362         2,019         1,738         1,883           2,073
     Non-interest expense .......................         7,037         8,032         8,957        10,028          11,891
     Income (loss) before income taxes...........         1,617         2,460         3,160         3,704           2,969
     Provision for income
          taxes (benefit)........................           579           850         1,082         1,291           1,023
     Cumulative effect of change in
          accounting method......................            -            (56)           -             -               -
     Net income (loss) ..........................    $    1,038   $     1,666    $    2,078   $     2,413       $   1,946

PER SHARE DATA:
     Net income (loss) per common share:(2)
          Primary  .............................       $   0.41       $  0.66         $ 0.81         $ 0.90     $    0.72
          Fully diluted..........................          0.41          0.66           0.81           0.89          0.72
     Average common shares outstanding (ooo's) (2)
          Primary  .........................              2,511         2,511          2,564          2,696         2,712
          Fully diluted..........................         2,511         2,511          2,564          2,711         2,712
     Cash dividends declared per common
          share (1).............................       $      -       $     -         $ 0.03         $ 0.12      $   0.12
OTHER DATA:
     Return on average assets....................           .71%         1.13%          1.32%          1.36%          .86%
     Return on average shareholders'
          equity   ..............................         10.44         14.83          15.92          15.72         11.14
     Average equity to assets ratio..............          6.86          7.63           8.27           8.62          7.70

                                                        At December 31,
BALANCE SHEET DATA:                                         1992        1993           1994          1995            1996
                                                            ----        ----           ----          ----            ----

     Securities held to maturity.................     $    17,796  $     9,528    $     9,233   $     9,481     $    7,843
     Securities available for sale...............          13,359       23,227         22,081        19,032         26,304
     Net loans     ..............................          90,007      100,488        117,896       145,674        202,391
     Total assets  ..............................         143,449      150,038        165,203       194,414        270,195
     Deposits      ..............................         123,752      127,424        137,666       160,381        218,219
     Total liabilities...........................         132,991      137,752        151,612       178,007        251,910
     Total shareholders' equity..................          10,458       12,286         13,591        16,407         18,285
- - - - -

(1) The Company declared an initial $.03 per share dividend in the fourth quarter of 1994 and declared dividends of .03 per share per quarter in 1995 and 1996. Prior to 1994 the Company had not declared any cash dividends.

(2) Per share data has been adjusted to reflect the payment of 5% stock dividends in 1992 and 1993, the 10% stock dividend and the three for two stock split in 1994, and the two 5% stock dividends in each of 1995 and 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Management's Discussion and Analysis is provided to afford the Company's shareholders a clearer understanding of the major elements of the Company's results of operations, financial condition, liquidity and capital resources. The following discussion should be read in conjunction with the consolidated financial statements, related notes included elsewhere herein and the Company's 1996 Form l0-K.

Discussion of Changes in Financial Condition

Total assets increased $75,781,000, or 39.0%, from $194,414,000 at December 31, 1995 to $270,195,000 at December 31, 1996.

Total outstanding loans, the largest single category of assets, increased $57,557,000, or 38.9%, to $205,551,000 at December 31, 1996, as a result of an increase in the amount of outstanding loans at the Company's three bank subsidiaries. Total loans outstanding at December 31, 1996 for Spartanburg National Bank amounted to $90,833,000, a $17,144,000, or 23.3%, increase over the $73,689,000 reported at December 31, 1995. Total outstanding loans, net of intercompany loans, at Anderson National Bank at December 31, 1996 amounted to $85,610,000, an increase of $22,476,000, or 35.6%, over total outstanding loans, net of intercompany loans, of $63,134,000 at December 31, 1995. The Community Bank of Greenville, National Association ("The Community Bank of Greenville"), which officially opened for business on April 17, 1996, reported total outstanding loans of $19,036,000 at December 31, 1996.

While the Company's bank subsidiaries experienced significant loan growth during 1996, the Company's consumer finance subsidiary, Quick Credit Corporation, experienced a decrease in total outstanding loans of $1,099,000, or 9.8%. Total loans outstanding at December 31, 1996 for Quick Credit Corporation amounted to $10,072,000 compared to $11,171,000 at December 31, 1995. The decrease in Quick Credit Corporation's outstanding loans resulted largely from an increase in the amount of loan charge-offs during 1996.

Premises, furniture and equipment increased $2,039,000, or 36.5%, during the period ended December 31, 1996. This increase is largely attributable to building and equipment costs associated with the Company's newest bank subsidiary, The Community Bank of Greenville, which officially opened for business on April 17, 1996, and to building and equipment costs associated with a new branch facility for Spartanburg National Bank which officially opened for business on September 16, 1996.

The Company's securities portfolios, collectively, at amortized cost, increased $5,634,000, or 19.8%, from year-end 1995 levels as a result of securities purchased by The Community Bank of Greenville during the period ended December 31, 1996. Cash and due from banks increased $1,775,000, or 27.9%, to $8,128,000 at December 31, 1996. This increase is largely the result of additional uncollected funds in correspondent bank accounts at quarter-end resulting from a larger deposit base at December 31, 1996. The amount of Federal funds sold at December 31, 1996 was $13,700,000, or 168.6%, higher than the amount sold at December 31, 1995 largely as a result of amounts sold by The Community Bank of Greenville.

Other real estate owned, comprised of four parcels, amounted to $85,000 at December 31, 1996 compared to $74,000 at December 31, 1995. Management is pursuing liquidation of these four pieces of property.

Other assets increased $1,005,000, or 32.3%, during the period ended December 31, 1996 largely as a result of increases in tax benefits associated with year-to-date losses attributable to The Community Bank of Greenville, and to an increase in interest receivable on loans resulting from a larger base of outstanding loans at December 31, 1996.

Total liabilities increased $73,903,000, or 41.5%, largely as a result of a $57,838,000, or 36.1%, increase in total deposits at the Company's bank subsidiaries. Of the $57,838,000 increase in total deposits, $33,215,000, or 57.4%, is attributable to new deposits generated by the Community Bank of Greenville since opening on April 17, 1996. During 1996, Anderson National Bank experienced an increase in deposits of $10,284,000, or 13.1%, and Spartanburg National Bank experienced an increase in its deposits of $14,745,000, or 18.0%.

The largest dollar increase in a single category of deposits was in certificates of deposits of $100,000 or less, which increased $29,263,000, or 44.7% during the period ended December 31, 1996. The largest percentage increase in a single category of deposits was in certificates of deposit of $100,000 or more, which increased 72.2%, or $17,218,000, during the period. The increases in these two categories of deposits are largely the result of deposits generated by The Community Bank of Greenville. During the period ended December 31, 1996, the Company also experienced an increase in savings and money market deposits of $8,693,000, or 34.2%, which resulted largely from growth in these deposits at Anderson National Bank and Spartanburg National Bank. The Company also experienced modest growth of 10.7% in non-interest bearing demand deposits during the period while the level of NOW accounts remained relatively unchanged from the year-end 1995 level.

Securities Sold Under Agreements to Repurchase, comprised largely of overnight repurchase agreements, increased $5,071,000, or 163.8%, during the period largely as a result of a single temporary quarter-end investment of funds by a single customer of Spartanburg National Bank. Federal Home Loan Bank advances increased $7,920,000, or 272.2%, to $10,830,000 at December 31, 1996. These
additional advances were utilized to help fund the loan growth at Anderson National Bank and Spartanburg National Bank during 1996. Other borrowed funds, comprised of Federal funds purchased, various types of borrowings by Quick Credit Corporation and borrowings by the parent company, increased $2,430,000, or 28.0%, during 1996. During the period ended December 31, 1996, the Company borrowed an additional $4,100,000 under an existing line of credit with a third party lender to fully capitalize The Community Bank of Greenville and for general corporate purposes while Quick Credit Corporation reduced its outstanding debt with its third party lender to $1,670,000. During the period ended December 31, 1996 the Company satisfied all outstanding capitalized lease obligations.

Shareholders' equity increased $1,878,000 from December 31, 1995 to December 31, 1996 as a result of net earnings for the period of $1,946,000 and the exercise of stock options under the Company's Employee Stock Option Plans in the amount of $175,000. These additions to shareholders' equity were partially offset by the declaration and payment of cash dividends and cash in lieu of fractional shares on the two 5% stock dividends issued in 1996 in the amount of $298,000 and a decrease in the amount of net unrealized losses on the Company's "available for sale" securities portfolio of $55,000 during the period.

Results of Operations

The following discussion relates to the results of operations for the year ended December 31, 1996 compared with the year ended December 31, 1995, and the year ended December 31, 1995 compared with the year ended December 31, 1994.

1996 compared with 1995

General

The consolidated Company's operations for the twelve-months ended December 31, 1996 resulted in net income of $1,946,000, a 19.4% decrease from the $2,413,000 in net income recorded in 1995. The decrease in consolidated earnings for 1996 is attributable to a $1,370,000, or 175.9%, increase in the provision for loan losses and start up expenses and early operating losses totalling $701,000, pre-tax, incurred in 1996 associated with the Company's new bank subsidiary, The Community Bank of Greenville. The large increase in the Company's provision for loan losses is mainly attributable to an increase of $1,003,000, or 137.8%, in the provision made by Quick Credit Corporation in 1996. During 1996, the Company also incurred interest expense of $245,000 associated with borrowings used to capitalize The Community Bank of Greenville and $213,000 in consulting fees associated with the Company's re-engineering of its banking operations.

Anderson National Bank recorded net earnings of $1,527,000 in 1996, a 36.3% increase over the $1,120,000 recorded in 1995. The increase in earnings for this subsidiary resulted primarily from an increase in net interest income of $946,000, or 22.8%.

Spartanburg National Bank recorded net earnings of $1,096,000 in 1996, a 22.9% increase over the $892,000 recorded for 1995. The increase in earnings for this subsidiary, like that of Anderson National Bank's, resulted largely from an increase in net interest income of $661,000, or 17.3%.

As anticipated, The Community Bank of Greenville recorded net losses of $460,000 in 1996. Of the $460,000 in losses recorded, $57,000, or 12.4%, were incurred prior to commencing banking operations.

Quick Credit Corporation recorded a net loss of $15,000 in 1996 compared to net earnings of $545,000 in 1995. The loss recorded for this subsidiary for 1996 resulted primarily from higher loan charge-offs which required a significant increase in the provision for loan losses in 1996 (see "Provision and Allowance for Loan Losses, Loan Loss Experience") and an increase in other operating expenses.

Interest Income, Interest Expense and Net Interest Income

Net interest income, the major component of the Company's income, is the amount by which interest and fees on interest earning assets exceeds the interest paid on interest bearing deposits and other interest bearing funds. The Company's net interest income increased $2,308,000, or 18.3%, to $14,936,000 for the year-ended December 31, 1996 compared to $12,628,000 for the year-ended December 31, 1995. The increase is largely attributable to an increase in interest income on loans at the Company's banking subsidiaries resulting from an increase in the volume of outstanding loans during 1996.

The Company's total interest income increased $4,709,000, or 23.9%, to $24,375,000 in 1996 compared to $19,666,000 for 1995. The increase is largely attributable to a $4,330,000, or 24.5% increase in loan interest income resulting from a $38,724,000, or 29.1%, increase in the volume of average outstanding loans in 1996. The average yield on loans for 1996 was 12.79% compared to 13.26% for 1995.

Average balances on securities and federal funds sold, collectively, increased by $7,281,000, or 22.1%, in 1996 when compared to 1995. Largely as a result of this increase, interest income on these categories of earning assets, collectively, increased $379,000, or 19.0% .

Interest expense on deposits increased $2,028,000, or 34.5%, to $7,899,000 in 1996 compared to $5,871,000 for 1995. The increase is attributable to an increase of $37,352,000, or 29.5%, in the volume of average interest-bearing deposits in 1996 when compared to 1995, coupled with an increase in the Company's costs of interest-bearing deposits resulting from increases in the rates paid for those deposits. The weighted average cost of interest-bearing deposits for 1996 was 4.83% compared to 4.64% for 1995.

Interest expense on Securities Sold Under Repurchase Agreements declined slightly in 1996 as a result of a decline in the rates paid on these short-term funds in 1996. Interest expense incurred by the Company's banking subsidiaries on average borrowings of $6,738,000 from the Federal Home Loan Bank of Atlanta in 1996 amounted to $412,000, a 95.3% increase over the $211,000 incurred in 1995 and resulted from an increase in the average amount borrowed during 1996. Interest expense on the various categories of other interest-bearing liabilities, which includes Capitalized Leases, Subordinated Debt, Federal Funds Purchased and Other Borrowed Funds, collectively, increased $186,000, or 23.6%, in 1996 when compared to 1995. The increase in interest expense associated with these other interest-bearing liabilities is primarily attributable to an increase in interest expense at the parent company level on borrowings utilized to capitalize The Community Bank of Greenville.

Provision and Allowance for Loan Losses

The net provision for loan losses was $2,149,000 in 1996 compared to $779,000 in 1995, a $1,370,000, or 175.9%, increase. This increase is attributable to increases in the provisions made by Spartanburg National Bank and Quick Credit Corporation in 1996 when compared to 1995 and to provisions made by The Community Bank of Greenville in 1996 as it began to establish its allowance. The increase made by Spartanburg National Bank was a result of the significant loan growth experienced by this subsidiary during 1996 as Spartanburg National Bank made provisions of $225,000 in 1996 compared to $201,000 in 1995. Quick Credit Corporation made provisions of $1,731,000 in 1996 compared to $728,000 in 1995, an increase of $1,003,000, or 137.8%. The increase in Quick Credit Corporation's provision in 1996 resulted from an increase in the number and volume of loans charged off in 1996 (see "Provision and Allowance for Loan Losses, Loan Loss Experience"). Anderson National Bank recorded a negative provision for loan losses in 1995 of $150,000 as a result of continued improvement in the overall quality of its loan portfolio. Anderson National Bank made no provisions in 1996. The Community Bank of Greenville made provisions for loan losses totalling $193,000 in 1996 as it began to establish its allowance for loan losses.

At December 31, 1996, the allowance for loan losses as a percentage of outstanding loans was 1.54% compared to 1.57% at December 31, 1995. For a discussion of the allowance for loan losses and factors considered by the Company in determining the adequacy of the allowance for loan losses, see "Provision and Allowance for Loan Losses, Loan Loss Experience".

At December 31, 1996 the Company had $437,000 in nonaccrual loans which are considered impaired loans, $416,000 in loans past due 90 days or more and still accruing interest and $85,000 in OREO, compared to $241,000, $271,000, and $74,000, respectively, at December 31, 1995. Loans on nonaccrual amounted to 0.22% of total loans at December 31, 1996, compared to 0.17% at December 31, 1995. At December 31, 1996 and December 31, 1995 the Company did not have a material amount of restructured loans.

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

The Company records real estate acquired through foreclosure at the lower of cost or estimated market value less estimated selling costs. Estimated market value is based upon the assumption of a sale in the normal course of business and not on a quick liquidation or distress basis. Estimated market value is established by independent appraisal at the time acquisition is completed. Management believes that other real estate owned at December 31, 1996 will not require significant write-downs in future accounting periods and therefore, will not have a significant effect on the Company's future operations.

Other Income

Total consolidated other income increased $190,000 or 10.1%, in 1996. The increase in total consolidated other income resulted largely from an increase of $123,000, or 192.2%, in recorded gains on the sale of government guaranteed loans in 1996 versus 1995, a $72,000, or 91.1%, increase in fee income generated from the sale of alternative investment products and an increase in service charge income on deposit accounts of $34,000, or 5.5%, at the Company's banking subsidiaries. The increase in total other income resulting from the increases in the previously mentioned categories was partially offset by a decrease of $6,000 in 1996 in fee income generated from the Company's mortgage lending activities and the lack of any gains on the sale of OREO recorded in 1996 versus $25,000 recorded in 1995.

Other Expenses

Total other expenses increased $1,863,000, or 18.6%, in 1996 over 1995. Salaries, wages and benefits ("personnel expense"), the largest category of other expenses, increased $1,001,000, or 17.4%, in 1996 over 1995. The increase in personnel expense resulted from additions to the staff of Quick Credit Corporation associated with four additional offices opened during the last six months of 1995 which were fully operational for all of 1996, personnel expenses associated with the Company's new bank subsidiary, The Community Bank of Greenville, and increases in personnel expenses at the Company's two other bank subsidiaries.

Occupancy expense increased $132,000, or 20.9%, during 1996 as a result of additional expenses associated with the new offices of Quick Credit Corporation opened during the second half of 1995, additional expenses attributable to The Community Bank of Greenville which opened during the second quarter of 1996 and to additional expenses attributable to a second branch office of Spartanburg National Bank opened during the third quarter of 1996. Furniture and equipment expenses decreased $24,000, or 4.0%, in 1996 as a result of a decline in depreciation expense associated with the Company's data processing equipment which was sold during the second quarter of 1995.

Other operating expenses, the second largest category of other expenses, increased $754,000, or 24.8%, during 1996 largely as a result of $213,000 in consulting fees associated with the Company's re-engineering project absorbed in 1996, additional expenses associated with The Community Bank of Greenville which opened during the early part of the second quarter of 1996, additional expenses associated with the new offices of Quick Credit Corporation opened during the second half of 1995, and data processing expense associated with the Company's outsourcing of its data processing function.

Income Taxes

As a result of a decrease in income before income taxes, the Company incurred income tax expense of $1,023,000 for 1996 compared to income tax expense of $1,291,000 for 1995.

1995 compared with 1994

General

The Company's consolidated operations for the twelve-months ended December 31, 1995 resulted in net income of $2,413,000, a 16.1% increase over the $2,078,000 in net income recorded in 1994. The increase in consolidated earnings for 1995 is attributable to a $1,852,000, or 17.2%, increase in the Company's consolidated net interest income resulting largely from an increase in consolidated loan interest income of $4,171,000, or 30.9%, at the Company's three subsidiaries. For the year ended December 31, 1995, the Company recorded and absorbed expenses, net of income tax benefits, totaling $116,000 which were associated with the formation and organization of its new bank subsidiary, The Community Bank of Greenville.

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

At December 31, 1995, the allowance for loan losses as a percentage of outstanding loans was 1.57% compared to 1.62% at December 31, 1994. For a discussion of the allowance for loan losses and factors considered by the Company in determining the adequacy of the allowance for loan losses, see "Provision and Allowance for Loan Losses, Loan Loss Experience".

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

Net Interest Income

Net interest income, the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets, is the principal source of the Company's operating income. Net interest income was $10,776,000, $12,628,000 and 14,936,000 for 1994, 1995 and 1996, respectively.

The Company's average interest rate spread, the difference between the average interest rate earned on interest-earning assets and the average interest rate paid on interest-bearing liabilities, has increased in recent years because of the Company's balance sheet structure and the trend towards lower market interest rates. Changes in prior regulations have allowed commercial banks new accounts such as NOW accounts, Super NOW accounts and money market deposit accounts. These accounts, which are not subject to interest rate ceilings, have enabled banks to attract deposits which were previously in money market accounts of non-bank financial institutions. The result of these new accounts is a continuation of the trend toward higher costs of deposits. The Company believes it has emphasized proper management of interest rate spreads to offset the higher costs of deposits. The Company manages interest rate spreads by monitoring the maturity of assets and related liabilities, interest rates, risk exposure, liquidity, funding sources and capital resources. The objective of such monitoring is to maximize net interest income over an extended period of time while maintaining associated risk within prescribed policy limits. The average interest rate spread was 6.84% in 1994, 6.82% in 1995 and 6.39% in 1996. The following table presents the average balance sheets, the average yield and the interest earned on interest-earning assets, and the average rate and the interest paid on interest-bearing liabilities of the Company for the last three fiscal years.

                                          Average Balances and Net Interest Income Analysis
                                                       (dollars in thousands)

                                                                                            Year Ended December 31,
                                                                                                     1994
                                                                                                   Interest
                                                                                       Average      Income/       Average
                                                                                      Balances      Expense     Rate/Yield
Assets:
    Cash and due from banks - demand ...........................................  $     7,211   $        -             - %
    Net loans (1)...............................................................      110,046        13,504         12.27
    Taxable securities..........................................................       26,496         1,558          5.88
    Non-taxable investment securities(4)........................................        4,890           245          5.01
    Federal funds sold and securities
        purchased under agreements
        to resell ..............................................................        4,630           238          5.14
    Bank premises and equipment, net ...........................................        3,740            -             -
    Other assets ...............................................................        2,544            -             -
    Allowance for loan losses ..................................................       (1,796)           -             -
                                                                                   ----------     ---------      --------
            Total assets .......................................................      157,761            -             -
                                                                                   ----------     ---------      --------

            Total interest-earning assets.......................................  $   146,062   $    15,545         10.64%
                                                                                   ==========        ======      ========

Liabilities and Shareholders' Equity:
    Interest-bearing demand deposits............................................  $    22,678   $       529          2.33%
    Non-interest-bearing demand deposits........................................       17,727            -             -
    Savings deposits............................................................       23,971           699          2.92
    Time deposits...............................................................       68,791         2,850          4.14
    Securities sold under agreements to
        repurchase and federal funds
        purchased...............................................................        3,486           118          3.38
    Capitalized lease payable...................................................          287            23          8.01
    Commercial paper ...........................................................           83             5          6.02
    Notes payable...............................................................        5,733           515          8.98
    Subordinated notes..........................................................          400            30          7.50
    Other liabilities...........................................................        1,555            -             -
    Shareholders' equity .......................................................       13,050            -             -
                                                                                   ----------     ---------      --------
            Total liabilities and
               shareholders' equity ............................................      157,761            -             -
                                                                                   ----------     ---------      --------
            Total interest-bearing
               liabilities .....................................................  $   125,429   $     4,769          3.80%
                                                                                   ==========     =========      ========

            Excess of interest-earning assets
               over interest-bearing liabilities................................  $    20,633
                                                                                   ==========
            Net interest income.................................................                    $10,776
                                                                                                  =========
            Interest rate spread (2) ...........................................                                    6.84%
            Net yield on earning assets (3).....................................                                    7.38%


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

                                          Average Balances and Net Interest Income Analysis
                                                       (dollars in thousands)


                                                                                                                            At
                                            Year Ended December 31,                                                      Year-end
                       1995                                                             1996                               1996
     ---------------------------------------------                   -----------------------------------------------       ----
                     Interest                                                         Interest
       Average        Income/             Average                     Average          Income/             Average
      Balances        Expense           Rate/Yield                   Balances          Expense           Rate/Yield        Rate
      --------        -------           ----------                   --------          -------           ----------        ----

      $  6,052        $    -                 -%                    $  7,048          $    -                   -%            -%
       133,331         17,675            13.26                      172,055           22,005              12.82         12.54
        24,892          1,535             6.17                       25,471            1,585               6.22          6.13
         5,262            261             4.96                        5,354              256               4.78          4.86


         2,879            195             6.77                        9,489              529               5.57          5.25
         4,645              -                -                        6,551                -                  -             -
         3,042              -                -                        3,513                -                  -             -
        (2,096)             -                -                       (2,633)               -                  -             -
      --------                           -----                     --------          -------          ---------         -----
       178,007              -                -                      226,848                -                  -             -
      --------        -------            -----                     --------          -------          ---------         -----

       166,364        $19,666            11.82%                     212,369          $24,375              11.48%        11.39%
      ========        =======            =====                     --------          -------          ---------        ------

      $ 23,099        $   574             2.48%                    $ 25,226             $585               2.32%         2.28%
        20,102              -                -                       21,494                -                  -             -
        23,218            785             3.38                       30,182            1,094               3.62          3.75
        80,185          4,512             5.63                      108,446            6,220               5.74          5.84


         3,220            178             5.53                        3,923              151               3.87          2.64
            49              4             8.16                            8                1              12.50             -
             -              -                -                            -                -                  -
        10,404            945             9.09                       17,032            1,314               7.71          7.76
           446             40             8.97                          800               74               9.25          8.83
         1,934              -                -                        2,284                -                  -             -
        15,350              -                -                       17,453                -                  -             -
      --------        -------            -----                     --------          -------          ---------        ------

       178,007             -                -                       226,848               -                  -             -
      --------        -------            -----                     --------          -------          ---------        ------


      $140,621        $ 7,038             5.00%                    $185,617          $ 9,439               5.09%         5.25%
      ========        =======            =====                     ========          =======          =========        ======


      $ 25,743                                                     $ 26,752
      ========                                                     ========
                      $12,628                                                        $14,936
                      =======                                                        =======

                                          6.82%                                                           6.39%           6.14%
                                          7.59%                                                           7.03%


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



                                 Volume and Rate Variance Analysis
                                       (dollars in thousands)
                                                        1994 compared with 1995              1995 compared with 1996
                                                 ------------------------------------  -----------------------------
                                                  Volume (1)     Rate (1)      Total      Volume(1)    Rate(1)      Total
                                                  ----------     --------      -----      ------       ----         -----
Net loans (2) .................................   $ 3,020      $  1,151    $   4,171     $ 4,932     $   (602)    $ 4,330
Investment securities..........................      (101)           94           (7)         39            6          45
Federal funds sold and interest-earning
     deposits .................................      (295)          252          (43)        362          (28)        334
                                                   ------       -------     --------    --------     ---------   --------
          Interest income .....................     2,624         1,497        4,121       5,333         (624)      4,709
                                                   ------       -------     --------       -----     ---------   --------
Interest-bearing deposits......................       419         1,374        1,793       1,792          236       2,028
Other borrowings...............................       323           153          476         508         (135)        373
                                                   ------       -------     --------    --------     ---------   --------
          Interest expense ....................       742         1,527        2,269       2,300          101       2,401
                                                   ------       -------     --------    --------     --------    --------
          Net interest income..................   $ 1,882      $    (30)   $   1,852     $ 3,033      $  (725)    $ 2,308
                                                   ======       =======     ========    ========      ========   -=======


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

The following table sets forth the Company's interest sensitivity position as of December 31, 1996.


                                   Interest Sensitivity Analysis
                                       (dollars in thousands)

                                                              Total
                                                            Sensitive       Over 12
                                                             Within        Months or
                                                            One Year     Non-sensitive     Total

Interest earning assets:
    Federal funds sold...................................  %  13,700     $       -      $   13,700
    Securities ..........................................     11,737         22,424         34,161
    Loans receivable (1).................................    116,003         89,548        205,551
                                                           ---------      ---------      ---------
    Interest-earning assets .............................    141,440        111,972        253,412
                                                           ---------      ---------      ---------
Interest bearing liabilities:
    Deposits.............................................    177,339         17,700        195,039
    Securities sold under repurchase agreements..........      8,167           --            8,167
    Other borrowed funds.................................     21,640          1,090         22,730
                                                           ---------      ---------      ---------
    Interest-bearing liabilities ........................    207,146         18,790        225,936
                                                           ---------      ---------      ---------
    Interest sensitivity gap.............................  $ (65,706)      $ 93,182      $  27,476
                                                           =========      =========      =========
    Interest sensitivity ratio...........................        .46
                                                           =========

(1)  Non-accrual loans have been included.

At December 31, 1996, approximately 55.8% of the Company's interest-earning assets repriced or matured within one year compared to approximately 91.7% of interest-bearing liabilities.

Asset/liability management is the process by which the Company monitors and controls the mix and maturities of its assets and liabilities. The essential purposes of asset/liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest sensitive assets and liabilities.

Each of the Company's banking subsidiaries has established an Asset/Liability Management Committee. These Committees use a variety of tools to analyze interest rate sensitivity, including a static gap presentation and a simulation model. A "static gap" presentation reflects the difference between total interest-sensitive assets and liabilities within certain time periods. While the static gap is a widely-used measure of interest sensitivity, it is not, in management's opinion, a true indicator of a company's sensitivity position. It presents a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of savings and core time deposits may contractually change within a relatively short time frame, but those rates are significantly less interest-sensitive than market based rates such as those paid on non-core deposits. Accordingly, a liability sensitive gap position is not as indicative of a company's true interest sensitivity as would be the case for an organization which depends to a greater extent on purchased funds to support earning assets. Net interest income would also be impacted by other significant factors in a given interest rate environment, including the spread between the prime rate and the incremental borrowing cost and the volume and mix of earning asset growth. Accordingly, the Company's banking subsidiaries use an asset/liability simulation model which quantifies balance sheet and earnings variations under different interest rate environments to measure and manage interest rate risk.

Quick Credit considers liquidity and interest rate risk in pricing its loans which are funded through retained earnings and borrowings under an existing line of credit with an unaffiliated bank. Securities Portfolio

The following table shows maturities of the Company's securities at amortized cost held at December 31, 1996, and the weighted average yields.

                               Securities Portfolio Maturity Schedule
                                       (dollars in thousands)

                                                                    After                 After
                                                                  One Year             Five Years
                                           Within                But Within            But Within                After
                                          One Year               Five Years             Ten Years              Ten Years
                                     Amount       Yield      Amount      Yield      Amount     Yield      Amount     Yield
                                     ------       -----      ------      -----      ------     -----      ------     -----

U.S. Treasury securities........... $  2,802     6.25%    $    3,383     5.69%    $     -         -     $     -        - %
U.S. Government agencies...........    1,033     5.87         12,076     5.97        1,837      6.90       5,817     6.60
State, county and municipal (1)....      735     8.18          3,967     7.18          725      9.90          -        -
Federal Reserve stock and other....       -        -              -        -            -         -        1,786     7.11
                                     -------   ------      ---------   ------      -------    ------     -------    -----

                                    $  4,570     6.48%    $   19,426     6.17%    $  2,562      7.75%   $  7,603     6.72%
                                     =======   ======      =========   ======      =======    ======     =======    =====


(1) Yields have been adjusted to a tax equivalent basis assuming a 34% Federal Tax Rate.

See note 4 of the Notes to Consolidated Financial Statements for the composition of the securities portfolios. The weighted average yields shown previously are calculated on the basis of cost and effective yields for the scheduled maturity of each security. At December 31, 1996, the market value of the Company's securities portfolios was $149,000 greater than its amortized cost, the average maturity of the securities portfolios was 4.01 years and the average adjusted tax equivalent yield on such portfolios was 6.49%. Certain securities contain call provisions which could decrease their anticipated maturity. Certain securities also contain rate adjustment provisions which could either increase or decrease their yields.

Decisions involving securities are based upon management's expectations for interest rate movements, overall market conditions, the composition and structure of the balance sheet, and computer-based simulations of the financial impacts of alternative rate/maturity scenarios. The Company does not purchase or hold securities for trading purposes. However, certain securities may be sold prior to their maturity. Such securities available for sale, at amortized cost, amounted to $26,318,000 at December 31, 1996 and are classified as available for sale and recorded on the Company's balance sheet at market value of $26,304,000.

Loan Portfolio

The Company's management believes the loan portfolio is adequately diversified. The amount of loans outstanding at the indicated dates are shown in the following table according to the type of loan.

                                     Loan Portfolio Composition
                                       (dollars in thousands)

                                                                                                December 31,
                                                                       1992           1993          1994         1995          1996
                                                                       ----           ----          ----         ----          ----

Commercial, financial and .....................................      $15,035       $ 13,382     $ 18,469     $ 25,684       $ 42,859
agricultural
Real estate- construction and land ............................        2,669          4,540        5,040        9,111         21,754
development
Real estate mortgage(1) .......................................       48,735         60,795       71,282       84,418        104,218
Installment loans to individuals and other loans ..............       25,728         23,465       25,049       28,781         36,720
                                                                     -------       --------     --------     --------       --------
     Total ....................................................      $92,167       $102,182     $119,840     $147,994       $205,551
                                                                     =======       ========     ========     ========       ========

 (1) Includes loans secured by real estate and mortgage loans presently held for sale.

The Company has no foreign loans and few agricultural loans. Anderson National Bank's and Spartanburg National Bank's mortgage loan departments package mortgage loans for sale to others, but do not generally service such loans. At December 31, 1996, the Company had $120,000 in mortgage loans held for resale to others. The Company's real estate loans are primarily construction loans and loans secured by real estate, both commercial and residential, located within the Company's trade areas. The Company does not actively pursue long-term, fixed rate mortgage loans for retention in its loan portfolio. Commercial loans are spread throughout a variety of industries, with no industry or group of related industries accounting for a significant portion of the commercial loan portfolio. These loans may be made on either a secured or unsecured basis. When taken, security consists of liens on inventories, receivables, equipment, and furniture and fixtures. Unsecured commercial loans are generally short-term with emphasis on repayment strengths and low debt to worth ratios. As of December 31, 1996, approximately $10,891,000 or 25.4% of commercial, financial and agricultural loans were unsecured. A significant portion of the installment loans to individuals are secured by automobiles and other personal effects. Also included in net installment loans to individuals are $11.2 million and $10.1 million at December 31, 1995 and 1996, respectively, of high rate consumer finance loans which have been originated by the Company's subsidiary, Quick Credit Corporation. These loans generally carry higher risk of nonpayment than the other categories of loans, but the increased risk is substantially offset by the smaller amounts of such loans and higher rates charged thereon.

The following table sets forth the maturity distribution of the Company's gross loans by type, as of December 31, 1996, as well as the type of interest rate requirement on such loans.


                                  Loan Portfolio Maturity Schedule
                                       (dollars in thousands)

                                                                    December 31, 1996
                                                                    -----------------
                                                   One Year      One to     Five Years
                                                    Or Less    Five Years     or More        Total
                                                    -------    ----------     -------        -----
Commercial, financial and agricultural.........  $   33,027   $    9,394   $      438   $    42,859
Real estate-construction and land
    development................................      18,072        3,682            -        21,754
Real estate-mortgage ..........................      45,154       54,055        5,009       104,218
Installment loans to individuals
    and all other loans........................      18,787       16,549        1,384        36,720
                                                  ---------    ---------    ---------    ----------
    Total   ...................................  $  115,040   $   83,680   $    6,831   $   205,551
                                                  =========    =========    =========    ==========
Predetermined rate, maturing...................  $   32,997   $   72,788   $    6,505   $   112,290
Variable rate, maturing........................  $   82,043   $   10,892   $      326   $    93,261


Provision and Allowance for Loan Losses, Loan Loss Experience

The purpose of the Company's allowance for loan losses is to absorb loan losses that occur in the loan portfolios of its subsidiaries. Management determines the adequacy of the allowance quarterly and considers a variety of factors in establishing a level of the allowance for losses and the related provision, which is charged to expense. Factors considered in determining the adequacy of the reserve for loan losses include: (1) previously classified loans deemed less than 100% collectible, (2) loans reflecting a recurring delinquent status, (3) past-due loans on which interest is not being collected in accordance with the terms of the loan, and loans whose terms have been modified by reducing the interest rates or deferring interest, (4) excessive loan renewals or payment extensions, (5) general and local economic conditions, (6) risk in consumer credit products, (7) subjective considerations as a result of internal discussions with the Company's loan officers, (8) known loan deteriorations and/or concentrations of credit, (9) historical loss experience based on volume and types of loans, (10) trends in portfolio volume, maturity and composition,
(11) projected collateral values, (12) off balance sheet risk, and (13) depth and experience of the Company's existing lending staff. By considering the above factors, management attempts to determine the amount of reserves necessary to provide for potential losses in the loan portfolios of its subsidiaries, however the amount of reserves may change in response to changes in the financial condition of larger borrowers, changes in the Company's local economies and expected industry trends .

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

In assessing the adequacy of the allowance, management relies predominantly on its ongoing review of the loan portfolio, which is undertaken both to ascertain whether there are probable losses which must be charged off and to assess the risk characteristics of the portfolio in the aggregate. The review considers the judgments of management and also those of bank regulatory agencies that review the loan portfolio as part of their regular examination process. The Comptroller, as part of its routine examination process of various national banks, including the Banks, may require additions to the allowance for loan losses based upon the regulators' credit evaluations differing from those of management.

On December 31, 1996, the allowance for loan losses was $3,160,000, or $840,000, (36.2%), higher than one year earlier. The ratio of the allowance for loan losses to net loans outstanding was 1.54% at December 31, 1996 compared to 1.57% at December 31, 1995 (See "Results of Operation") . During 1996, the Company experienced net charge-offs of $1,309,000, or 0.76% of average loans, compared to net charge-offs of $411,000, or 0.31% of average loans, in 1995. Installment loan net charge-offs were $1,228,000 in 1996 versus $495,000 in 1995. Commercial loan net charge-offs were $71,000 in 1996 compared to net charge-offs of $50,000 in 1995. Real estate loan net charge-offs were $10,000 in 1996 compared to net charge-offs of $134,000 in 1995.

The Company made net provisions for loan losses of $397,000, $779,000 and $2,149,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

In fiscal 1994, Anderson National Bank made no provisions for loan losses. In fiscal 1995, Anderson National Bank recorded a negative provision for loan losses of $150,000 because of continued improvement in the quality of its loan portfolio. In fiscal 1996, Anderson National Bank made no provisions for loan losses. In fiscal 1994 and 1995 Anderson National Bank recorded net recoveries of $80,000 and $107,000, respectively. In fiscal 1996, Anderson National Bank recorded net charge-offs of $73,000.

In fiscal 1994, 1995 and 1996, Spartanburg National Bank recorded provisions for loan losses of $50,000, $201,000 and $225,000, respectively. In fiscal 1994, 1995 and 1996, Spartanburg National Bank experienced net charge-offs of $1,000, $19,000 and $91,000, respectively.

In fiscal 1994, 1995 and 1996, Quick Credit Corporation recorded provisions for loan losses of $347,000, $728,000 and $1,731,000, respectively. In fiscal 1994, 1995 and 1996, Quick Credit Corporation experienced net charge-offs of $241,000, $499,000 and $1,144,000, respectively. The significant increase in net charge-offs and related increase in this subsidiary's provision is believed by management to be an industry-wide trend. Quick Credit Corporation's customers are generally in the low-to-moderate income group of borrowers. Over the past several years there has been a proliferation of small consumer loan companies and other consumer debt providers competing for pieces of this segment of the consumer debt market. It is not unusual for customers of Quick Credit Corporation to simultaneously have loans outstanding at several other small loan companies which results in some customers incurring more debt than they can service. During 1996, approximately 3,714, or 14.5%, of Quick Credit Corporation's loans were deemed uncollectible, either through their inability to make scheduled payments or through declaration of bankruptcy, and, therefore, charged-off. As a result of the historically high charge-offs experienced in 1996 and because management anticipates higher than normal charge-offs in 1997, Quick Credit Corporation has increased its loan loss reserve as a percentage of outstanding loans, net of unearned income, from 5.4% at December 31, 1995 to 11.80% at December 31, 1996. In addition, the Company has reviewed is loan criteria and has tightened slightly its underwriting standards.

Prior to mid 1996 First United had a full-time internal loan review officer to perform periodic evaluations of the Company's loan portfolios including all materially classified loans. In mid-1996, the Company outsourced its internal loan review function to an outside third party. The Company's management believes they have in place the controls and personnel to adequately monitor its loan portfolios.

Management continues to closely monitor the levels of non-performing and potential problem loans and will address the weaknesses in these credits to enhance the amount of ultimate collection or recovery on these assets. Should increases in the overall level of non-performing and potential problem loans accelerate from the current trend, management will adjust the methodology for determining the allowance for loan losses and will increase the provision and allowance for loan losses. This would likely decrease net income.

The following table sets forth the allocation of the allowance by category at December 31, 1995 and 1996.

                               Allocation of Allowance for Loan Losses
                                       (dollars in thousands)

                                                                                  December 31,
                                                                                  ------------
                                      1992              1993              1994                  1995              1996
                                      ----              ----              ----                  ----              ----
                                           % of             % of               % of                  % of               % of
                                Amount   Category  Amount Category  Amount   Category   Amount   Category   Amount    Category
                                ------   --------  ---------------  ------   --------   ------   --------   ------    --------

Commercial, financial
    and agricultural .......    $  156     1.0%  $  244    1.8%    $  334      1.8%    $  509      2.1%    $  852      2.0%
Real Estate:
    Construction and
       land development ....        13      .5       75    1.7         56      1.1         84      0.9        132      0.6
       Mortgage ............       696     1.4      888    1.5        978      1.4        922      1.1        791      0.8
Installment loans to
    individuals  and
    other loans ............       504     2.0      487    2.1        576      2.1        805      2.6      1,385      3.8
                                ------     ---   ------    ---     ------      ---     ------      ---     ------      ---
       Total ...............    $1,369     1.5%  $1,694    1.7%    $1,944      1.6%    $2,320      1.6%    $3,160      1.5%
                                ======     ===   ======    ===     ======      ===     ======      ===     ======      ===


The following table summarizes loan balances of the Company at the end of each period and averages for each period, changes in the allowance arising from charge-offs and recoveries by category, and additions to the allowance which have been charged to expense.

                                  Summary of Loan Loss Experience
                                       (dollars in thousands)

                                                                                        December 31,
                                                                  1992         1993         1994        1995       1996
                                                                  ----         ----         ----        ----       ----
Total loans outstanding at the end of period, net of
     unearned income.....................................    $    91,376   $   102,182  $  119,840   $   147,994    $  205,551
                                                               =========    ==========   =========    ==========     =========
Average amount of loans outstanding, net of
     unearned income.....................................    $    95,284   $    95,296  $  110,046   $   133,331      $172,055
                                                               =========    ==========   =========    ==========     =========

Balance of allowance for loan losses at beginning
     of year  ...........................................    $     2,150   $     1,369  $    1,694   $     1,944        $2,320
                                                               ---------    ----------   ---------    ----------        ------

Loans charged-off:
     Commercial, financial and agricultural..............    $       162            49  $       -    $        72            77
     Real estate-construction............................             -             -           -             -             -
     Real estate-mortgage ...............................            475            -           23             5            14
     Installment loans to individuals ...................            724           241         311           568         1,303
                                                               ---------    ----------   ---------    ----------     ---------
              Total charge-offs .........................          1,361           290         334           645         1,394
                                                               ---------    ----------   ---------    ----------     ---------

Recoveries of loans previously charged off:
     Commercial, financial and agricultural .............             46           165          69            22             6
     Real estate-construction............................             -             25           2            69             1
     Real estate-mortgage................................              7             2          12            70             3
     Installment loans to individuals....................            136           116          89            73            75
                                                               ---------    ----------   ---------    ----------     ---------
              Total recoveries...........................            189           308         172           234            85
                                                               ---------    ----------   ---------    ----------     ---------
              Net charge-offs (recoveries) ..............          1,172           (18)        162           411         1,309
                                                               ---------    ----------   ---------    ----------     ---------
Additions to allowance from mergers and acquisitions.....             -             25          15             8            -

Additions to allowance charged to expense ...............            391           282         397           779         2,149
                                                               ---------    ----------   ---------    ----------     ---------

Balance of allowance for loan losses at end of period....    $     1,369   $     1,694  $    1,944   $     2,320     $   3,160
                                                               =========    ==========   =========    ==========     =========
Ratios:
     Net charge-offs (recoveries) during year to average
          loans outstanding during year..................           1.23%        (.01)%        .15%          .31%          .76%
     Net charge-offs (recoveries) to loans at end of year           1.28         (.01)         .14           .28           .64
     Allowance for loan losses to average loans..........           1.43          1.78        1.76          1.74          1.84
     Allowance for loan losses to loans at end of year...           1.49          1.65        1.62          1.57          1.54
     Net charge-offs (recoveries) to allowance
          for loan losses ...............................          85.60        (1.06)        8.33         17.72         41.42
     Net charge-offs (recoveries) to provision
          for loan losses ...............................         299.74        (6.38)       40.80         52.76         60.91

Management considers the allowance for loan losses adequate to cover inherent losses on the loans outstanding at December 31, 1996. In the opinion of management, there are no material risks or significant loan concentrations in the present loan portfolio. It must be emphasized, however, that the determination of the allowance for loan losses using the Company's procedures and methods rests upon various judgments and assumptions about future economic conditions and other factors affecting loans. No assurance can be given that the Company will not in any particular period sustain loan losses which are sizable in relation to the amount reserved or that subsequent evaluation of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses or future charges to earnings. The allowance for loan losses is also subject to review and approval by various regulatory agencies through their periodic examinations of the Company's subsidiaries. Such examinations could result in required changes to the allowance for loan losses.

Non-accrual and Potential Problem Loans
                                                                                December 31,
                                                         -----------------------------------
                                                             1992         1993      1994        1995        1996
                                                             ----         ----      ----        ----        ----

Non-accrual loans......................................  $    1,900   $    804    $   281    $    241    $    437

Past due > 90 days.....................................         114         84        144         271         416

Other restructured loans...............................          -          -          -           -           -
                                                         ----------   --------   --------    --------    -------

          Total........................................  $    2,014   $    888   $    425    $    512    $    853
                                                         ==========   ========   ========    ========    ========


The Company had approximately $241,000 and $437,000 in non-accrual loans, which are considered impaired, at December 31, 1995 and 1996, respectively. Assuming the non-accrual loans performed in accordance with their original terms and had been outstanding for the entire year, interest income on these loans would have amounted to approximately $40,000 and $32,000 for 1995 and 1996, respectively. The amount of income recognized on these loans during 1996 was not material. As of December 31, 1995 and 1996, past due loans over 90 days amounted to $271,000 and $416,000, respectively, and constituted approximately 0.32% of total loans at December 31, 1995 and approximately 0.21% of total loans at December 31, 1996. At December 31, 1995 and 1996, the Company did not have a material amount of restructured loans.

A loan is placed on non-accrual status when, in management's judgment, the collection of interest receivable on such loan appears doubtful, generally when the loan is past due 90 days or more. Interest receivable that had been accrued in the prior year and is subsequently determined to have doubtful collectibility is charged to the allowance for loan losses. Payments of interest on loans which are classified as non-accrual are recognized as principal reductions when received. In some cases, when borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly below the original contractual terms.

Management of each banking subsidiary maintains a list of potential problem loans. The problem loan list also includes all loans on non-accrual status and all loans that are past due 90 days or more and still accruing interest. A loan is added to the list when management becomes aware of information about possible credit problems of borrowers that causes doubts as to the ability of such borrowers to comply with the current loan repayment terms. The total amount of loans outstanding at December 31, 1996 determined to be potential problem loans was $2.8 million. ($1.8 million at Spartanburg National Bank and $1 million at Anderson National Bank). This compares with $1.5 million of loans determined to be problem loans at December 31, 1995. This amount does not represent management's estimate of potential losses since the majority of such loans are secured by real estate and other collateral. Management believes that the allowance for loan losses as of December 31, 1996, was adequate to absorb any losses with respect to the non-performing loans and potential problem loans as of such date.

At December 31, 1996 and 1995, the Company had approximately $85,000 and $74,000 of real estate acquired through foreclosure. The Company has recorded real estate acquired through foreclosure at the lower of cost or estimated market value less estimated selling costs. Estimated market value is based upon the assumption of a sale in the normal course of business and not on a quick liquidation or distress basis. Estimated market value is established by independent appraisal at the time acquisition is completed.

Deposits

The average amount of deposits of the Company for the years ended December 31, 1995 and 1996, are summarized below.

                                          Average Deposits
                                       (dollars in thousands)

                                                                        Year Ended
                                                                       December 31,
                                                                       ------------
                                                              1995                  1996
                                                              ----                  ----
                                                       Average    Average    Average    Average
                                                       Amount    Rate Paid   Amount    Rate Paid
                                                       ------    ---------   ------    ---------

Interest-bearing demand deposits.................  $   23,099      2.48%   $  25,226     2.32%
Non-interest bearing demand deposits
    and drafts ..................................      20,102        -        21,494        -
Savings deposits and money market accounts.......      23,218      3.38       30,182     3.62
Time deposits  ..................................      80,185      5.63      108,446     5.74
                                                    ---------   -------     --------     ----
        Total deposits..........................   $  146,604      4.00%   $ 185,348     4.26%
                                                    =========   =======     ========     ====

The Company has a large, stable base of time deposits, principally certificates of deposit and individual retirement accounts obtained primarily from customers in South Carolina. The Company does not purchase brokered deposits.

As of December 31, 1996, the Company held approximately $41,073,000 in certificates of deposit of $100,000 or more with approximately $9,444,000 maturing within three months, approximately $27,141,000 maturing in three months through twelve months, and approximately $4,488,000 maturing in over twelve months. Acquisitions of time deposits of $100,000 and over are in large part a function of the rates a financial institution is willing to negotiate and, as such, these deposits have many of the characteristics of shorter-term purchased funds.

 Return on Equity and Assets

The following table shows the return on assets (net income divided by average total assets), return on equity (net income divided by average equity), dividend payout ratio (dividends declared per share divided by net income per share) and equity to assets ratio (average equity divided by average total assets) for each period indicated.

                                    Return on Equity and Assets

                                                                Year Ended
                                                                December 31,
                                                                ------------
                                                      1994        1995       1996
                                                      ----        ----       ----

Return on average assets ........................     1.32%        1.36%        .86%
Return on average shareholders' equity...........    15.92        15.72       11.14
Equity to assets ratio...........................     8.27         8.62        7.70
Dividend payout ratio............................     3.03        12.12       16.67

(1)  The Company declared its first cash dividend in the fourth quarter of 1994.

Liquidity

Liquidity management involves meeting the cash flow requirements of the Company. The Company's liquidity position is primarily dependent upon its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and upon the liquidity of its assets. The Company's primary liquidity sources include cash and due from banks, federal funds sold and "securities available for sale". In addition, the Company (through Anderson National Bank, Spartanburg National Bank and The Community Bank of Greenville) has the ability, on a short-term basis, to borrow funds from the Federal Reserve System and to purchase federal funds from other financial institutions. Spartanburg National Bank and Anderson National Bank are also members of the Federal Home Loan Bank System and have the ability to borrow both short and longer term funds on a secured basis. At December 31, 1996, Anderson National Bank had $280,000 in long-term borrowings and $8,000,000 in short-term borrowings from the Federal Home Loan Bank of Atlanta. At December 31, 1996, Spartanburg National Bank had $550,000 in long-term borrowings from the Federal Home Loan Bank of Atlanta and $2,000,000 in short-term borrowings.

First United Bancorporation, the parent holding company, has limited liquidity needs. First United requires liquidity to pay limited operating expenses and dividends, and to service its debt. In addition, First United has two lines of credit with third party lenders totaling $6,100,000, of which $1,350,000 was available at December 31, 1996. One of these lines is a $6,000,000 line of credit with an unaffiliated third party lender to be used for general corporate purposes and allows for interest to be paid on a quarterly basis for a period of up to five years if certain criteria are met. At the end of five years, or sooner if the Company desires, the line of credit can be converted to a term loan with quarterly interest payments and annual principal reductions required over a period of five years. The line of credit bears interest at a variable rate. On April 15,1996 the Company utilized $4,500,000 of this line to capitalize its new bank subsidiary, The Community Bank of Greenville, National Association, Greenville, South Carolina. Further sources of liquidity for First United include management fees which are paid by all of its subsidiaries and dividends from its subsidiaries.

At December 31, 1996, the Company's consumer finance subsidiary, Quick Credit Corporation, had debt outstanding of $800,000 in the form of subordinated debt and $6,350,000 outstanding under an $18,000,000 line of credit secured by Quick Credit Corporation's loans receivable with a third party lender.

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

For bank holding companies with total assets of more than $150 million, such as the Company, capital adequacy is generally evaluated based upon the capital of its banking subsidiaries. Generally, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") expects bank holding companies to operate above minimum capital levels. The Office of the Comptroller of the Currency ("Comptroller") regulations establish the minimum leverage capital ratio requirement for national banks at 3% in the case of a national bank that has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other national banks are expected to maintain a ratio of at least 1% to 2% above the stated minimum. Furthermore, the Comptroller reserves the right to require higher capital ratios in individual banks on a case by case basis when, in its judgment, additional capital is warranted by a deterioration of financial condition or when high levels of risk otherwise exist. The Company's subsidiary banks have not been notified that they must maintain capital levels above regulatory minimums. The Company's leverage capital ratio was 6.72% at December 31, 1996 compared to 8.23% at December 31, 1995. The leverage capital ratios for Anderson National Bank and Spartanburg National Bank were 7.25% and 6.74%, respectively at December 31, 1996, compared to 7.86% and 7.01%, respectively, at December 31, 1995. The leverage capital ratio for The Community Bank of Greenville was 10.45% at December 31, 1996. The decrease in the leverage capital ratio for Anderson National Bank from year-end 1995 levels resulted from the payment of $750,000 in dividends to the Company and growth experienced since December 31, 1995. The decrease in the leverage capital ratios for Spartanburg National Bank and the consolidated company resulted from growth experienced in 1996.

The Federal Reserve Board has adopted a risk-based capital rule which requires bank holding companies to have qualifying capital to risk-weighted assets of at least 8.00%, with at least 4% being "Tier 1" capital. Tier 1 capital consists principally of common stockholders' equity, noncumulative preferred stock, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets. "Tier 2" (or supplementary) capital consists of general loan loss reserves
(subject to certain limitations), certain types of preferred stock and subordinated debt, and certain hybrid capital instruments and other debt securities such as equity commitment notes. A bank holding company's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital components, provided that the maximum amount of Tier 2 capital that may be treated as qualifying capital is limited to 100% of Tier 1 capital. The Comptroller imposes a similar standard on national banks. The regulatory agencies expect national banks and bank holding companies to operate above minimum risk-based capital levels. The Company's risk-based capital ratio was 10.30% and its Tier 1 capital to risk weighted assets ratio was 8.92% at December 31, 1996, compared to 12.73% and 11.48%, respectively, at December 31, 1995. The risk-based capital ratios for Anderson National Bank and Spartanburg National Bank were 10.35% and 9.99%, respectively, at December 31, 1996 compared to 12.72% and 11.09%, respectively, at December 31, 1995. Their Tier 1 capital to risk weighted assets ratios were 9.34% and 8.90%, respectively, at December 31, 1996 compared to 11.47% and 9.88%, respectively, at December 31, 1995. At December 31, 1996, the risk-based capital ratio for The Community Bank of Greenville was 18.76% and the Tier 1 capital to risk weighted assets ratio was 17.88%. The decline in Anderson National Bank's risk-based and Tier 1 capital to risk weighted assets ratios from year-end 1995 levels resulted from the payment of $750,000 in dividends to the Company during the period ending December 31, 1996 and from growth experienced since December 31, 1995. The decrease in the Company's and Spartanburg National Bank's risk-based and Tier 1 capital to risk weighted assets ratios from year-end 1995 levels is a result of growth experienced during 1996.

The Company opened its new bank subsidiary, The Community Bank of Greenville, National Association, in Greenville, South Carolina on April 17, 1996. The Company capitalized this new bank subsidiary with $4.5 million of capital. The capital required to open this new bank came from proceeds available to the Company under a line of credit with an unaffiliated third-party lender which had committed to lend the Company up to $6 million.

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

Accounting and Reporting Matters

In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 establishes a new method of accounting for stock-based arrangements by measuring the value of a stock compensation award by the fair value method versus the intrinsic method currently used under the provisions of Opinion 25. If entities do not adopt the fair value method of accounting for stock-based compensation, they will be required to disclose in the footnotes pro forma net income and earnings per share information as if the fair value based method had been adopted. The disclosure requirements of SFAS No. 123 are effective for the 1996 financial statements. The Company will continue to use the intrinsic value method for recording stock-based compensation and has therefore expanded its disclosures.

In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". The Statement uses a "financial components" approach that focuses on control to determine the proper accounting for financial asset transfers. Under that approach, after financial assets are transferred, an entity would recognize on the balance sheet all assets it controls and liabilities it has incurred. It would remove from the balance sheet those assets it no longer controls and liabilities it has satisfied. The statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996 and is to be applied prospectively. Certain provisions of SFAS No. 125 have been deferred for one year as a result of the FASB's issuance in December, 1996 of SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125". The Company does not anticipate that adoption of this Statement will have a material effect on the Company's financial statements.


Item 8 - Financial Statements and Supplementary Data

                                   Independent Auditors' Report


The Board of Directors
First United Bancorporation:

We have audited the consolidated balance sheets of First United Bancorporation and subsidiaries (the "Company") as of December 31, 1995 and 1996 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.


Greenville, South Carolina
January 22, 1997

                                                     FIRST UNITED BANCORPORATION

                                                     Consolidated Balance Sheets

                                                     December 31, 1995 and 1996
                                                           ($ in thousands)

             Assets                                                                  1995               1996
             ------                                                                  ----               ----

Cash and due from banks .....................................................   $   6,353          $   8,128
Federal funds sold ..........................................................       5,100             13,700
Securities held to maturity (market value of $9,668 and
    $8,006, respectively) ...................................................       9,481              7,843
Securities available for sale (amortized cost of $19,134 and
     $26,318, respectively) .................................................      19,032             26,304
Loans (net of allowance for loan losses of $2,320 and $3,160, respectively) .     145,674            202,391
Premises and equipment, net .................................................       5,588              7,627
Other real estate owned, net ................................................          74                 85
Other assets ................................................................       3,112              4,117
                                                                                ---------          ---------

            Total assets ....................................................   $ 194,414          $ 270,195
                                                                                =========          =========

            Liabilities and Shareholders' Equity

Deposits:
    Demand ..................................................................   $  20,949          $  23,180
    NOW accounts ............................................................      24,710             25,143
    Savings and money market ................................................      25,420             34,113
    Certificates of deposit greater than $100,000 ...........................      23,855             41,073
    Certificates of deposit less than $100,000 and other
        time deposits .......................................................      65,447             94,710
                                                                                ---------          ---------

            Total deposits ..................................................     160,381            218,219

Securities sold under repurchase agreements .................................       3,096              8,167
Federal Home Loan Bank advances .............................................       2,910             10,830
Other borrowed funds ........................................................       9,470             11,900
Obligation under capital lease ..............................................          21               --
Other liabilities ...........................................................       2,129              2,794
                                                                                ---------          ---------

            Total liabilities ...............................................     178,007            251,910
                                                                                ---------          ---------

Shareholders' equity:
    Common stock, $1.67 par value; 15,000,000 shares
        authorized; shares issued and outstanding -
        2,314,882 in 1995 and 2,587,895 in 1996 .............................       3,859              4,315
    Additional paid-in capital ..............................................      11,269             13,965
    Retained earnings .......................................................       1,343                 14
    Unrealized loss on securities available for
        sale, net of income taxes ...........................................         (64)                (9)
                                                                                ---------          ---------

            Total shareholders' equity ......................................      16,407             18,285

Commitments and contingencies

        Total liabilities and shareholders' equity ..........................   $ 194,414          $ 270,195
                                                                                =========          =========

See accompanying notes to consolidated financial statements.

                                            FIRST UNITED BANCORPORATION

                                         Consolidated Statements of Income

                                  Years Ended December 31, 1994, 1995 and 1996

                                                                                      1994             1995            1996
                                                                                      ----             ----            ----
                                                                                     (In thousands, except per share data)
Interest income:
    Interest and fees on loans ...........................................          $13,504          $17,675          $22,005
    Interest on federal funds sold .......................................              238              195              529
    Interest on securities:
        Taxable ..........................................................            1,558            1,535            1,585
        Nontaxable .......................................................              245              261              256
                                                                                    -------          -------          -------
                                                                                     15,545           19,666           24,375
                                                                                    -------          -------          -------
Interest expense:
    Interest on deposits .................................................            4,078            5,871            7,899
    Interest on securities sold under repurchase agreements ..............              118              168              151
    Interest on FHLB advances and other borrowed funds ...................              573              999            1,389
                                                                                    -------          -------          -------
                                                                                      4,769            7,038            9,439
                                                                                    -------          -------          -------

    Net interest income ..................................................           10,776           12,628           14,936
Provision for loan losses ................................................              397              779            2,149
                                                                                    -------          -------          -------

    Net interest income after provision for loan losses ..................           10,379           11,849           12,787
                                                                                    -------          -------          -------

Other income:
    Service charges on deposit accounts and other fees ...................              734              789              877
    Other ................................................................            1,004            1,094            1,196
                                                                                    -------          -------          -------
                                                                                      1,738            1,883            2,073
                                                                                    -------          -------          -------
Other expenses:
    Salaries, wages and benefits .........................................            5,061            5,762            6,763
    Net occupancy expenses ...............................................              563              631              763
    Other operating expenses .............................................            3,333            3,635            4,365
                                                                                    -------          -------          -------
                                                                                      8,957           10,028           11,891
                                                                                    -------          -------          -------

Income before income taxes ...............................................            3,160            3,704            2,969
Income taxes .............................................................            1,082            1,291            1,023
                                                                                    -------          -------          -------

Net income ...............................................................          $ 2,078          $ 2,413          $ 1,946
                                                                                    =======          =======          =======

Net income per common share:
    Primary ..............................................................          $  0.81          $  0.90          $  0.72
    Fully diluted ........................................................             0.81             0.89             0.72
Average common shares outstanding:
    Primary ..............................................................            2,564            2,696            2,712
    Fully diluted ........................................................            2,564            2,711            2,712
Cash dividends declared per common share .................................          $   .03          $   .12          $   .12



See accompanying notes to consolidated financial statements.


                                                                      FIRST UNITED BANCORPORATION

                                                      Consolidated Statements of Changes in Shareholders' Equity

                                                             Years Ended December 31, 1994, 1995 and 1996

                                                                                                            Unrealized
                                                                                                            Gain (Loss)
                                                                                                          on Securities
                                                                                Additional                  Available      Total
                                                          Common stock           Paid-in      Retained         for     Shareholders'
                                                       Shares       Amount       Capital      Earnings      Sale, Net     Equity
                                                       ------       ------       -------      --------      ---------     ------
                                                                                      (In thousands)


Balance at December 31, 1993 ....................       1,879       $3,131       $ 7,279       $ 1,712        $ 164        $ 12,286

Issuance of 187,447 shares of
      common stock relating to
      10% stock dividend ........................         187          313           958        (1,274)           -              (3)
Cash in lieu of fractional
      shares on 3 for 2 stock split .............          -             -             -            (2)           -              (2)
Cash dividends declared, $.03
      per share .................................          -             -             -           (62)           -             (62)
Employee stock options
      exercised .................................          17           27            72             -            -              99
Net income ......................................           -            -             -         2,078            -           2,078
Change in net unrealized  loss on
      securities for sale .......................           -            -             -             -         (805)           (805)
                                                        -----       ------       -------       -------        -----        --------

Balance at December 31, 1994 ....................       2,083        3,471         8,309         2,452         (641)         13,591

Issuance of 104,155 shares of
      common stock relating to
      5% stock dividend .........................         104          174         1,194        (1,371)           -              (3)
Issuance of 110,201 shares of
      common stock relating to
      5% stock dividend .........................         110          184         1,698        (1,887)           -              (5)
Cash dividends declared, $.12
      per share .................................           -            -             -          (264)           -            (264)
Employee stock options
      exercised .................................          18           30            68             -            -              98
Net Income ......................................           -            -             -         2,413            -           2,413
Change in net unrealized loss on
      securities available for sale .............           -            -             -             -          577             577
                                                        -----       ------       -------       -------        -----        --------
Balance at December 31, 1995 ....................       2,315        3,859        11,269         1,343          (64)         16,407

Issuance of  116,418 shares of
      common stock relating to
      5% stock dividend .........................         116          195         1,260        (1,458)           -              (3)
Issuance of 122,959 shares of
      common stock relating to
      5% stock dividend .........................         123          205         1,317        (1,525)           -              (3)
Cash dividends declared, $.12
      per share .................................           -            -             -          (292)           -            (292)
Employee stock options
      exercised .................................          34           56           119          --              -             175
Net income ......................................           -            -             -         1,946            -           1,946
Change in net unrealized loss on
      securities available for sale .............           -            -             -             -           55              55
                                                        -----       ------       -------       -------        -----        --------
Balance at December 31, 1996 ....................       2,588       $4,315       $13,965       $    14        $  (9)       $ 18,285
                                                        =====       ======       =======       =======        =====        ========


See accompanying notes to consolidated financial statements.

                                               FIRST UNITED BANCORPORATION

                                          Consolidated Statements of Cash Flows

                                       Years Ended December 31, 1994, 1995 and 1996
                                                     ($ in thousands)

                                                                                                1994            1995           1996
                                                                                                ----            ----           ----
Cash flows from operating activities:
     Net income .......................................................................      $  2,078       $  2,413       $  1,946
     Adjustments to  reconcile  net  income to net cash  provided  by  operating activities:
               Provision for loan losses ..............................................           397            779          2,149
               Depreciation and amortization ..........................................           675            654            699
               Deferred income taxes ..................................................           (65)          (238)          (421)
               Increase in other assets, net ..........................................          (130)          (242)          (628)
               Increase in other liabilities, net .....................................           337            454            665
                                                                                             --------       --------       --------
                    Net cash provided by operating activities .........................         3,292          3,820          4,410
                                                                                             --------       --------       --------

Cash flows from investing activities:
     Purchases of  securities held to maturity ........................................        (2,697)          (880)          (559)
     Purchases of  securities available for sale ......................................        (6,292)        (3,371)       (13,704)
     Proceeds from maturities of  securities
          held to maturity ............................................................         2,271            632          2,197
     Proceeds from maturities of  securities
          available for sale ..........................................................         6,882          6,439          6,520
     Proceeds from sales of  securities
          available for sale ..........................................................          --              896           --
     Net increase in loans ............................................................       (17,805)       (28,557)       (58,866)
     Net additions to premises and equipment ..........................................          (446)        (2,459)        (2,738)
                                                                                             --------       --------       --------
                    Net cash used by investing
                         activities ...................................................       (18,087)       (27,300)       (67,150)
                                                                                             --------       --------       --------

Cash flows from financing activities:
     Net increase in deposits .........................................................        10,242         22,715         57,838
     Proceeds from other borrowed funds ...............................................         2,125         27,821         35,935
     Principal repayments on other borrowed funds and
          obligation under capital lease ..............................................          (215)       (26,353)       (33,526)
     Net proceeds from Federal Home Loan Bank advances ................................           950          1,960          7,920
     Net increase (decrease) in securities sold under
          repurchase agreements .......................................................           421           (202)         5,071
     Proceeds from exercise of stock options ..........................................            99             98            175
     Cash paid for dividends and fractional shares ....................................           (67)          (272)          (298)
                                                                                             --------       --------       --------
                    Net cash provided by financing
                         activities ...................................................        13,555         25,767         73,115
                                                                                             --------       --------       --------

Net increase (decrease) in cash and cash equivalents ..................................        (1,240)         2,287         10,375

Cash and cash equivalents, beginning of year ..........................................        10,406          9,166         11,453
                                                                                             --------       --------       --------

Cash and cash equivalents, end of year ................................................      $  9,166       $ 11,453       $ 21,828
                                                                                             ========       ========       ========
Supplemental information:
     Cash paid during the year for:
          Interest ....................................................................      $  4,658       $  6,451       $  8,887
          Income taxes ................................................................         1,057          1,468          1,451

Supplemental schedule of non-cash transactions:
     Transfer from loans receivable to other real estate ..............................      $     15       $      -       $     11
     Change in unrealized gain (loss) on securities available for sale, net ...........          (805)           577             55

See accompanying notes to consolidated financial statements

(1)  Corporate Background and Organization

     First United Bancorporation (the "Company") is a bank holding company organized in July 1987 to become the holding company for Anderson National Bank (the "Anderson Bank") which was organized in 1984. The Company is incorporated under the laws of the State of South Carolina and registered under the Bank Holding Company Act of 1956, as amended.

     The Company formed a second bank subsidiary, Spartanburg National Bank (the "Spartanburg Bank"), which commenced operations on September 1, 1988. The Company capitalized the Spartanburg Bank and purchased all of the Spartanburg Bank's initial issuance of stock with the proceeds of a public offering. The Spartanburg Bank is located in Spartanburg, South Carolina and provides a full range of banking services.

     The Company formed a third bank subsidiary, The Community Bank of Greenville, National Association (the "Greenville Bank"), which commenced operations on April 17, 1996. The Company capitalized the Greenville Bank and purchased all of the Greenville Bank's initial issuance of stock with the proceeds of borrowings under a line of credit with a third party lender. The Greenville Bank is located in Greenville, South Carolina and provides a full range of banking services. The Anderson Bank, the
     Spartanburg Bank and the Greenville Bank are sometimes hereinafter collectively referred to as the "Banks."

     The Company organized another subsidiary, Quick Credit Corporation ("Quick Credit"), a consumer finance company, which commenced operations in February 1988. At December 31, 1996, Quick Credit had 22 offices, all located in South Carolina.

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

      (b)  Cash and Cash Equivalents

           The Company includes cash on hand, cash items in transit to depository institutions, cash balances in depository institutions, certificates of deposit with less than three months original maturity, and federal funds sold as cash and cash equivalents in its consolidated statements of cash flows.

      (c)  Investment Securities

           Each Bank maintained liquid assets in excess of the amount required by regulations during all periods included in these consolidated financial statements. Liquid assets consist principally of cash, short-term interest-bearing deposits, federal funds sold and investment securities.

           On May 31, 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). SFAS 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values other than those accounted for under the equity method or as investments in consolidated subsidiaries - and all investments in debt securities. The Company classifies investments, under SFAS 115, into three categories as follows: (1) Held to Maturity Securities - debt securities that the enterprise has the positive intent and ability to hold to maturity, which are reported at amortized cost;
           (2) Trading Securities - debt and equity securities that are bought and held principally for the purpose of selling them in the near term, which are reported at fair value, with unrealized gains and losses included in earnings; and (3) Available for Sale Securities - debt and equity securities not classified as either held to maturity securities or trading securities, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity (net of tax effects). Gain or loss on the sale of securities available for sale is based on the specific identification method. The Company has no trading securities. The Company designates securities as held to maturity or available for sale at the purchase date. Unrealized losses on securities available for sale reflecting a decline in value judged to be other than temporary, are charged to income in the Consolidated Statements of Income.

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

      (g)  Premises and Equipment

           Premises and equipment are stated at cost less accumulated depreciation. Depreciation is calculated primarily using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the life of the asset or the lease.

      (h)  Income Taxes

           The Company files a consolidated federal income tax return. Separate state tax returns are filed for Anderson National Bank, Spartanburg National Bank and The Community Bank of Greenville, N.A. First United Bancorporation and Quick Credit file a consolidated state income tax return.

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

      (k)  Stock-Based Compensation

           In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 establishes a new method of accounting for stock-based arrangements by measuring the value of a stock compensation award by the fair value method versus the intrinsic method currently used under the provisions of Opinion
           25. If entities do not adopt the fair value method of accounting for stock-based compensation, they will be required to disclose in the footnotes pro forma net income and earnings per share information as if the fair value based method had been adopted. The disclosure requirements of SFAS 123 are effective for the 1996 financial statements. The Company will continue to use the intrinsic value method for recording stock-based compensation and has therefore expanded its disclosures.

      (l)  Use of Estimates in the Preparation of Financial Statements

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

      (m)  Reclassifications

     Certain minor amounts in the 1994 and 1995 consolidated financial statements have been reclassified to conform with 1996 presentations. These reclassifications had no impact on shareholders' equity or net income as previously reported.

(3)  Cash and Due from Banks

      Anderson National Bank and Spartanburg National Bank are required by regulation to maintain varying cash reserve balances with the Federal Reserve System. The average amount of the cash reserve balance required for Anderson National Bank for the years ended December 31, 1995 and 1996 was $563,000 and $614,000, respectively. At December 31, 1995 and 1996, the calculated cash reserve required was $564,000 and $602,000, respectively. The average amount of the cash reserve balance required for Spartanburg National Bank for the years ended December 31, 1995 and 1996 was $351,000 and $383,000, respectively. At December 31, 1995 and 1996, the calculated cash reserve required was $358,000 and $389,000, respectively.

(4)  Investment Securities

     The amortized cost and market value of securities held to maturity at December 31 are as follows (dollars in thousands):

                                                        1995                                                   1996
                                 --------------------------------------------------       ------------------------------------------
                                                   Gross       Gross                                   Gross       Gross
                                   Amortized    Unrealized  Unrealized      Market       Amortized  Unrealized  Unrealized   Market
                                     Cost          Gains      Losses         Value         Cost        Gains      Losses      Value
                                     ----          -----      ------         -----         ----        -----      ------      -----
             U.S. Treasury
                 Securities      $    1,441    $       15    $     -       $1,456      $  899        $    4     $     -       $  903
             State, county
                 and municipal        5,533           108          -        5,641       5,428           111           -        5,539
             Mortgage-backed
                 securities           2,507            64          -        2,571       1,516            48           -        1,564
                                  ---------     ---------     ------        -----       -----         -----      ------        -----
                                 $    9,481    $      187    $     -       $9,668      $7,843        $  163     $     -       $8,006
                                  =========     =========     ======        =====       =====         =====      ======        =====

      The amortized cost and market values of securities available for sale at December 31 are as follows (dollars in thousands):

                                                        1995                                                   1996
                                        -------------------------------------------     --------------------------------------------
                                                     Gross       Gross                                 Gross         Gross
                                        Amortized  Unrealized  Unrealized     Market    Amortized   Unrealized    Unrealized  Market
                                          Cost        Gains      Losses        Value       Cost        Gains        Losses     Value
                                          ----        -----      ------        -----       ----        -----        ------     -----

U.S. Treasury
    securities ....................      $ 2,650      $ 24      $     -      $ 2,674      $ 5,286      $ 4      $     -      $ 5,290
U.S. Government
    agencies ......................       10,478         -          131       10,347       13,952        -           74       13,878
Mortgage-backed
    securities ....................        5,240         5            -        5,245        5,294       56            -        5,350
Other securities ..................          766         -            -          766        1,786        -            -        1,786
                                         -------      ----      -------      -------      -------      ---      -------      -------

                                         $19,134      $ 29      $   131      $19,032      $26,318      $60      $    74      $26,304
                                         =======      ====      =======      =======      =======      ===      =======      =======

      The amortized cost and estimated market value of securities at December 31, 1996, by contractual maturity, are shown below (dollars in thousands):

                                               Available for Sale     Held to Maturity
                                               ------------------     ----------------
                                              Amortized     Market   Amortized    Market
                                                Cost         Value      Cost       Value
                                                ----         -----      ----       -----

           One year or less .............   $    2,974   $    2,982   $1,613     $1,620
           After one year through
               five years ...............       14,848       14,772    4,696      4,763
           After 5 years through ........        1,552        1,550    1,011      1,064
               10 years
           After 10 years ...............        6,944        7,000      523        559
                                             ---------    ---------   ------     ------

           Total ........................   $   26,318   $   26,304   $7,843     $8,006
                                             =========    =========   ======     ======


     In 1995 the Company sold $896,000 in securities out of its available for sale portfolio. There were no sales of securities in 1994 and 1996.

     Investment securities with carrying amounts of approximately $17,669,000 and $17,618,000 at December 31, 1995 and 1996, respectively, were pledged to secure public deposits and securities sold under repurchase agreements and for other purposes required or permitted by law.

(5)  Loans Receivable, Net

     Loans receivable, net, at December 31 are summarized as follows (dollars in thousands):


                                                                      1995           1996
                                                                      ----           ----

          Commercial loans ......................................  $ 25,684       $ 42,867
          Real estate - mortgage loans ..........................    84,418        104,218
          Real estate - construction and land development loans .     9,111         21,754
          Consumer loans ........................................    28,781         36,712
                     Total loans ................................   147,994        205,551

          Less: Allowance for loan losses .......................    (2,320)        (3,160)
                                                                    -------        --------

          Loans receivable, net .................................  $145,674       $202,391
                                                                    =======        =======

      Loans on which the accrual of interest has been discontinued amounted to $241,000 and $437,000 at December 31, 1995 and 1996, respectively.
      Foregone interest on nonaccrual loans totaled approximately $40,000 and $32,000 for the years ended December 31, 1995 and 1996, respectively.

      Changes in the allowance for loan losses for the years ended December 31 were as follows (dollars in thousands):

                                                             1994           1995            1996
                                                             ----           ----            ----

          Balance, beginning of year ............   $      1,694         $  1,944       $   2,320
          Provision for loan losses .............            397              779           2,149
          Loans charged-off .....................           (334)            (645)         (1,394)
          Recoveries ............................            172              234              85
          Allowance allocated to purchased loans              15                8              --
                                                     -----------          -------        --------
          Balance, end of year ..................   $      1,944         $  2,320       $   3,160
                                                     ===========          =======        ========

      At December 31, 1996, the majority of the loan portfolio is secured by collateral located in the State of South Carolina and there were no significant concentrations of loans in any type of industry, type of property or to one borrower.

      At December 31, 1996, the Company has $120,000 in mortgage loans held for sale which are recorded at the lower of their cost or market value.

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

     At December 31, 1995 and 1996, loans totaling $241,000 and $437,000, respectively, were considered to be impaired under SFAS 114. The related allowance on these loans at December 31, 1995 and 1996 was $63,000 and $75,000, respectively. The average amount of impaired loans during 1995 and 1996 was $187,000 and $311,000, respectively.

(6)  Premises and Equipment

     Premises  and  equipment  at  December  31  are  as  follows   (dollars  in
     thousands):

                                                             Estimated
                                                              useful
                                                               lives                1995              1996
                                                               -----                ----              ----
          Land ......................................                 -          $ 1,818           $ 1,818
          Buildings and leasehold improvements              15-30 years            3,423             4,529
          Furniture, fixtures and equipment                   2-8 years            2,622             4,069
          Vehicles ..................................           3 years              260               266
                                                                                 -------           -------
                                                                                   8,123            10,682

          Accumulated depreciation ..................                             (2,535)           (3,055)
                                                                                 -------           -------

                                                                                 $ 5,588           $ 7,627
                                                                                 =======           =======

(7)     Deposits

      Deposits outstanding by type of account and weighted average rate are summarized as follows (dollars in thousands):

                                                                  December 31,
                                                                  ------------
                                                      1995                          1996
                                                      ----                          ----
                                              Balance       Rate          Balance         Rate
                                              -------       ----          -------         ----
          Demand accounts:
              Non-interest-bearing ......   $  20,949            -%      $  23,180             -%
              Interest-bearing demand
                 deposits ...............      24,710         2.46          25,143          2.28
              Savings and money market ..      25,420         3.74          34,113          3.75
                                             --------      -------        --------       -------
                                               71,079         2.22          82,436          2.25
                                             --------      -------        --------       -------
          Certificate accounts:
              Jumbo .....................      23,855         6.09          41,073          5.93
              Other .....................      65,447         5.83          94,710          5.81
                                             --------      -------        --------       -------
                                               89,302         5.90         135,783          5.84
                                             --------      -------        --------       -------
                 Total deposits .........   $ 160,381         4.28%      $ 218,219          4.49%
                                             ========      =======        ========       =======

     Certificate accounts by maturity at December 31 consist of the following (dollars in thousands):


                                                                       1995         1996
                                                                       ----         ----

          Maturing in first succeeding year ....................   $ 78,775      $118,083
          Maturing in second through fifth
              succeeding years .................................     10,527        17,598
                  Maturing in over five years ..................          -           102

                                                                   $ 89,302      $135,783
                                                                    =======       =======

      Interest expense by type of deposit for the years ended December 31 is summarized as follows (dollars in thousands):

                                                                 1994                1995                1996
                                                                 ----                ----                ----

          Interest-bearing demand deposits .............        $  529              $  574              $  586
          Savings and money market .....................           699                 785               1,093
          Certificates .................................         2,850               4,512               6,220
                                                                ------              ------              ------

                                                                $4,078              $5,871              $7,899
                                                                ======              ======              ======

(8)  Long-term Debt

     Other Borrowed Funds

     Other borrowed funds at December 31 are summarized as follows (dollars in thousands):

                                                                             1995           1996
                                                                             ----           ----
         Line of  credit  payable  to a  commercial  bank due May
              1999,  bearing an interest  rate  ranging from 9.75%
              to 10.5% in 1995 and 9.38% to 9.75% in 1996 (a)              $ 8,020      $  6,350

          Line of credit payable to a commercial  bank,  bearing an
              interest rate ranging from 8.5% to 9.0% in 1995
              and 6.75% to 8.50% in 1996(b)                                    650         4,750

          Subordinated  debentures  due  December  1999,  interest
              payable  quarterly  at  9.0% in 1995  and  8.25%  in
              1996                                                             400           400

          Subordinated   debentures   due  June   1998,   interest
              payable quarterly at 10.25%                                      300           300

          Subordinated   debenture  due  October  1997,   interest
              payable  monthly  at  9.75%  in 1995  and  9.25%  in
              1996                                                             100           100
                                                                            ------        ------

                                                                            $9,470      $ 11,900
                                                                            ======        ======

     (a) During 1996, the Company's subsidiary, Quick Credit, entered into an $18,000,000 line of credit with a commercial bank secured by Quick Credit's loans receivable of which $8,020,000 and $6,350,000 was outstanding at December 31, 1995 and 1996, respectively. The line expires May 1999. The line of credit allows Quick Credit to borrow based upon a borrowing formula and requires Quick Credit to maintain certain minimum net worth levels and debt to equity levels. At December 31, 1996, there were no violations of covenants contained within the loan agreement for which a waiver had not been obtained.

     (b) In May, 1995 the Company entered into a combination revolving line of credit/term loan agreement with a commercial bank secured by the common stock of both subsidiary banks in the amount of $5,000,000. The line of credit was increased to $6,000,000 in December 1995. The revolving line of credit expires in May, 1999, but may be extended for two additional one year periods of time if certain covenants are met but not to exceed a final expiration date of May 2001. The revolving line bears interest at a variable rate and requires quarterly interest payments. At the expiration of the revolving line of credit the Company can convert the balance outstanding under the revolving line to a term loan at a fixed rate or variable rate of interest, at the Company's discretion, for a period of up to five years, but not to exceed a final expiration date of May 2006 with quarterly interest and equal principal payments required. At December 31, 1996, $4,750,000 was outstanding under the revolving line of credit. The lines of credit and term loan agreement require the Company and its banking subsidiaries to maintain certain minimum net worth levels, cash flow ratios and earnings levels. At December 31, 1996 the Company was in compliance with all covenants contained within the loan agreement.

Federal Home Loan Bank Advances

The Company's banking subsidiaries had outstanding borrowings from the Federal Home Loan Bank of Atlanta as of December 31, 1996 totaling $10,830,000, collectively, compared to $2,910,000 collectively, at December 31, 1995. The advances at December 31, 1996 accrue interest at rates ranging from 5.74% to 7.91% compared to rates ranging from 6.30% to 7.91% at December 31, 1995. Advances to Anderson National Bank totaled $8,280,000 and $360,000 at December 31, 1996 and 1995, respectively. Of the advances outstanding at December 31, 1996, $280,000 is being amortized over 10 years with $20,000 semi-annual payments required through August 2004, and $8,000,000 of these advances are due in $4,000,000 increments in January and July of 1997, respectively. These advances are secured by a blanket lien on Anderson National Bank's fist mortgage real estate loans. Advances to Spartanburg National Bank totaled $2,550,000 at December 31, 1996 and 1995. Of the advances outstanding at December 31, 1996, $550,000 is due in October 1999, and $2,000,000 of the advances are due in January of 1997. These advances are secured by certain of Spartanburg National Bank's securities and by a blanket lien on Spartanburg National Bank's first mortgage real estate loans.

Other

The Company also has a line of credit facility with an unrelated commercial bank which is unsecured and provides that the Company may borrow up to $100,000, all of which is available at December 31, 1996. Borrowings under this credit facility bear interest at the prime rate.

     (9)  Securities Sold Under Repurchase Agreements

          Securities sold under repurchase agreements, payable within one year and collateralized by investment securities at December 31 are summarized as follows (dollars in thousands):

                                                      1994           1995          1996
                                                      ----           ----          ----

          Balance at December 31                    $ 3,298      $   3,096      $   8,167
                                                     ------       --------       --------

          Weighted average interest rate
              at December 31                           3.78%          4.94%          2.64%
                                                     ------      ---------       --------

          Maximum amount outstanding at
              any month end during the year         $ 4,599      $   4,068      $   8,167
                                                     ------       --------       --------

          Average monthly balance outstanding
              during the year                       $ 3,486      $   3,220      $   3,923
                                                     ------       --------       --------

          Average interest during the year             3.38%          5.53%          3.87%
                                                     ------       --------        -------

     (10) Commitments, Contingencies and Off-Balance Sheet Risk

          The Company has entered into a number of noncancellable operating lease agreements, primarily for land, buildings and equipment for operations. Many of these leases contain renewal options and escalation clauses, and in some instances, the annual rent will be renegotiated upon lease renewal. In addition, the Company pays maintenance, property taxes and insurance on certain leased properties.

          At December 31, 1996, minimum rental commitments based on the remaining noncancellable lease terms without consideration of renewal options are summarized as follows (dollars in thousands):

          1997 ................................      $  192
          1998 ................................         153
          1999 ................................          87
          2000 ................................          41
          2001 and thereafter .................          19
                                                     ------
          Total minimum obligation ............      $  492
                                                     ======

      During 1994, 1995 and 1996, the Company paid rent expense of approximately $167,000, $180,000 and $223,000, respectively.

      Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract.
      These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's credit worthiness is evaluated on a case-by-case basis and collateral is obtained if deemed necessary. At December 31, 1996 and 1995, the Banks had commitments to extend credit of approximately $44,403,000 and $26,906,000, respectively. This amount includes unused credit card and home mortgage equity lines.

      Standby letters of credit are commitments issued by the Banks to guarantee the performance of a customer to a third party. The Banks had approximately $1,497,000 in outstanding standby letters of credit at December 31, 1996.

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

(11)  Income Taxes

      Income tax expense (benefit) for the years ended December 31 is as follows (dollars in thousands):

                                                        1994             1995            1996
                                                        ----             ----            ----
          Current tax provision:
              Federal .........................    $    1,032         $  1,383       $   1,298
              State ...........................           115              146             146
                                                     --------          -------        --------
                                                        1,147            1,529           1,444
                                                     --------          -------        --------
          Deferred tax provision (benefit):
              Federal .........................           (62)            (218)           (375)
              State ...........................            (3)             (20)            (46)
                                                     --------          -------        ---------
                                                          (65)            (238)           (421)
                                                     --------          -------        ---------

                 Total tax provision ..........    $    1,082         $  1,291       $   1,023
                                                     ========          =======        ========


      The Company's effective tax rate varies from the Federal statutory tax rate of 34%. The reasons for the differences are as follows (dollars in thousands):

                                                 1994                    1995                     1996
                                          ------------------       -------------------      -----------------
                                                       % of                     % of                    % of
                                                      Pretax                   Pretax                  Pretax
                                         Amount       Income      Amount       Income       Amount     Income
                                         ------       ------      ------       ------       ------     ------
        Computed "expected"
           tax expense .............    $ 1,074          34%      $ 1,259         34%     $ 1,010       34%
        Effect of:
           State income tax,
              net of federal
              benefit ..............         74         2.3            83        2.2           66       2.3
           Tax-exempt interest
              income ...............        (77)       (2.4)          (74)      (2.0)         (83)     (2.8)
           Other, net ..............         11         0.3            23        0.7           30       1.0
                                        -------     -------       -------    -------      -------      ----

                                        $ 1,082        34.2%      $ 1,291       34.9%     $ 1,023      34.5%
                                        =======     =======       =======    =======      =======      ====

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, are presented below (dollars in thousands):

                                                                       1995           1996
                                                                       ----           ----
          Deferred tax assets:
              Loan loss reserves                                   $    465       $    789
              Deferred compensation                                     208            230
              Unrealized investment security losses                      33              5
              Other                                                     100            193
                                                                    -------        -------
                 Total gross deferred tax assets                   $    806       $  1,217
                                                                    -------        -------
          Deferred tax liabilities:
              Fixed asset basis for financial reporting purposes
                 in excess of tax basis                            $     42       $     51
              Other                                                      13             22
                                                                    -------        -------
                 Total gross deferred tax liabilities                    55             73
                                                                    -------        -------

                 Net deferred tax asset                            $    751       $  1,144
                                                                    =======        =======

     A portion of the change in the net deferred tax asset relates to unrealized gains and losses on securities available for sale. The related current period deferred tax expense of $28,000 has been recorded directly to shareholders' equity. The balance of the change in the net deferred tax asset results from the current period deferred tax benefit of $421,000. The net deferred tax asset is included in other assets in the accompanying consolidated balance sheets.

     The valuation allowance for deferred tax assets as of January 1, 1995 and 1996 was zero. The net change in the total valuation allowance for the years ended December 31, 1995 and 1996 was zero. No valuation allowance has been established as it is management's contention that realization of the net deferred tax asset is more likely than not due primarily to refundable taxes in carryback periods and conservative estimates of future taxable income. The Company's income tax returns for 1993 and subsequent years are subject to review by the taxing authorities.

(12) Shareholders' Equity

     On May 2, 1994 the Board declared a ten percent stock dividend. On May 22, 1995 and October 22, 1995 the Company's Board of Directors declared additional five percent stock dividends. On June 17, 1996 and November 15, 1996 the Company's Board of Directors declared additional five percent stock dividends. Accordingly, outstanding shares of common stock were increased and a transfer representing the fair market value of additional shares issued was made from retained earnings to common stock at par value, cash for payment of fractional shares and the balance to additional paid-in capital.

     On October 25, 1994, the Board of Directors declared a three-for-two stock split payable to stockholders of record as of November 8, 1994. The distribution date was November 22, 1994 with fractional shares paid in cash based on the adjusted market value of the stock at the distribution date. All share and per share amounts for all periods have been retroactively restated to reflect the stock split and the various stock dividends.

(13) Stock Options

     In 1987,  the Company  adopted a stock  option plan (the "1987 Plan") which provides for granting key employees options to purchase the Company's common stock at an option price equal to fair market value at the date of grant. Option prices and number of shares have been adjusted for the stock dividends and split discussed in note 12. The Company reserved 166,114 shares for issuance pursuant to the 1987 Plan. Options vest in four increments of 25% each on the first four anniversaries of the date of grant and can be exercised within ten years of the date of grant.

     At December 31, 1996, under the 1987 Plan options to purchase 163,725 shares were outstanding, 2,389 shares were available for grant and 160,215 shares were exercisable. Stock option activity to date is as follows:

                                                                                          Outstanding           Exercisable

             Granted at $5.45 per share in 1987 ................................              36,566              36,566
             Granted at $4.95 per share in 1987 ................................              42,153              42,153
             Granted at $4.95 per share in 1988 ................................              36,347              36,347
             Granted at $4.95 per share in 1989 ................................               8,126               8,126
             Granted at $4.95 per share in 1990 ................................               3,657               3,657
             Granted at $4.07 per share in 1991 ................................               5,534               5,534
             Granted at $3.83 per share in 1992 ................................              24,322              24,322
             Granted at $4.99 per share in 1994 ................................               7,020               3,510
                                                                                           ---------            --------

                                                                                             163,725             160,215
                                                                                           =========            ========

      During 1996, options to purchase 28,174 were exercised at an average price of $4.88 per share. In 1995, options to purchase 18,237 shares were exercised at an average price of $5.40 per share. In 1994, options to purchase 14,229 shares were exercised at an average price of $7.01 per share. Prior to 1994, no stock options were exercised.

      In 1994, the Company adopted an additional stock option plan (the "1994 Plan"). The Company reserved 188,783 shares for issuance pursuant to the Plan. Options vest in four increments of 25% each on the first four anniversaries of the date of grant and can be exercised within ten years from the date of the grant.

      At December 31, 1996, under the 1994 Plan, options to purchase 77,430 options were outstanding, 111,353 were available for grant, and 18,825 were exercisable. Stock option activity to date is as follows:


                                                                   Outstanding    Exercisable
          Granted at $4.99 in 1994 ............................       9,025          4,512
          Granted at $5.07 in 1994 ............................       7,216          2,705
          Granted at $6.99 in 1994 ............................      12,155          6,078
          Granted at $9.46 in 1995 ............................      22,122          5,530
          Granted at $11.43 in 1996 ...........................       4,200             -0-
          Granted at $13.15 in 1996 ...........................       9,372             -0-
          Granted at $14.97 in 1996 ...........................      13,340             -0-
                                                                    -------        --------
                                                                     77,430         18,825

      During 1996, options to purchase 5,462 shares were exercised at an average price of $6.81 per share. During 1995, options to purchase 955 shares were exercised at an average price of $5.50. Prior to 1995 no stock options were exercised.

      The Company applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for these plans. Had compensation cost for the plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                              1995           1996
                                                              -------------------
                                                              (In thousands, except
                                                                   per share data)

        Net income            As reported ..............    $   2,413       $1,946
                              Pro forma ................        2,398        1,904

        Primary earnings      As reported ..............    $     .90       $  .72
         per share            Pro forma ................          .89          .70

        Fully diluted         As reported ..............    $     .89       $  .72
         earnings per       Pro forma ..................          .88          .70
         share

(14) Restrictions on Subsidiary Dividends, Loans or Advances

     The dividends that may be paid by the Banks to the Company are subject to legal limitations and regulatory capital requirements. Prior approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds that Bank's net profits (as defined) for that year combined with its retained net profits
     (as defined) for the two preceding calendar years. During 1995 and 1996, dividends were declared by Anderson National Bank. No dividends have been declared by Spartanburg National Bank or The Community Bank of Greenville, N.A.

     Under Federal Reserve Board regulations, the amounts of loans or advances from the banking subsidiaries to the Company are also restricted.

(15) Other Operating Expenses

     Other operating expenses for the years ended December 31 are as follows (dollars in thousands):


                                                           1994             1995            1996
                                                           ----             ----            ----

          Data processing expense ..................    $  309             $  251          $  241
          Printing, stationery and supplies ........       241                220             341
          Depreciation on premises and equipment ...       599                543             575
          Legal and professional fees ..............       168                217             467
          Advertising ..............................       306                340             521
          Regulatory assessments ...................       358                314              97
          Postage ..................................       158                181             234
          Other ....................................     1,194              1,569           1,889
                                                        ------             ------          ------

                                                        $3,333             $3,635          $4,365
                                                        ======             ======          ======

(16) Employee Benefits

     Effective April 1, 1989, the Company adopted a tax deferred savings plan (the "Plan") under Section 401(k) of the Internal Revenue Code (IRC) which covers substantially all of the Company's employees. The Plan provides for voluntary contributions up to a maximum of 15% of an employee's gross earnings or the maximum permitted by the IRC, whichever is lower. The Company matches the participants' contributions up to a maximum of 3% of an employee's salary. Participants are fully vested in both their contributions and the Company's contributions at all times. The Company's contributions to the Plan were $91,075, $91,383 and $103,360 in 1994, 1995 and 1996, respectively.

     Effective January 1, 1989, the Company established a deferred compensation plan for its directors and certain executive officers whereby the director/officer may elect to defer fees/salaries. Amounts deferred under this plan accrue interest at the Banks' prime rate plus 1%. The accompanying consolidated financial statements include $109,600, $117,467 and $109,500 of compensation expense deferred in 1994, 1995 and 1996, respectively. The deferred compensation plan is funded with life insurance policies which are payable to the Company in the event of the employee's death and which will accumulate a cash value approximating the amount of deferred compensation over time until the employee's retirement. The deferred compensation liability was $608,635 and $664,078 as of December 31, 1995 and 1996, respectively.

(17) Regulatory Matters

     The Company and its bank subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possible additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its bank subsidiaries (the "entities") must meet specific capital guidelines that involve quantitative measures of the entities' assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The entities' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the entities to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the entities meet all capital adequacy requirements to which they are subject.

     As of December 31, 1996, the most recent notification from the Office of the Comptroller of the Currency categorized the entities as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the entities must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the entities' category.

     Following are the required and actual capital amounts and ratios for the Company and its bank subsidiaries as of December 31, 1996:


                                                                                              To Be Well
                                                                                           Capitalized Under
                                                                       For Capital         Prompt Corrective
                                                 Actual            Adequacy Purposes:     Action Provisions:
                                                 ------            ------------------     ------------------

        First United Bancorporation
            Total Capital
               (to Risk Weighted Assets)   $20,928,000 10.30%    $16,260,000   8.00%    $20,326,000 10.00%
            Tier 1 Capital
               (to Risk Weighted Assets)   $18,140,000  8.92%    $8,130,000    4.00%    $12,195,000  6.00%
            Tier 1 Capital
               (to Average Assets)         $18,140,000  8.00%    $9,074,000    4.00%    $11,342,000  5.00%

        Anderson National Bank
            Total Capital
               (to Risk Weighted Assets)   $8,709,000  10.35%    $6,734,640    8.00%    $8,418,300  10.00%
            Tier 1 Capital
               (to Risk Weighted Assets)   $7,865,000   9.34%    $3,367,320    4.00%    $5,050,980   6.00%
            Tier 1 Capital
               (to Average Assets)         $7,865,000   8.01%    $3,926,760    4.00%    $4,908,450   5.00%

        Spartanburg National Bank
            Total Capital
               (to Risk Weighted Assets)   $8,601,000   9.99%    $6,889,920    8.00%    $8,612,400  10.00%
            Tier 1 Capital
               (to Risk Weighted Assets)   $7,667,000   8.90%    $3,444,960    4.00%    $5,167,440   6.00%
            Tier 1 Capital
               (to Average Assets)         $7,667,000   7.62%    $4,023,560    4.00%    $5,029,450   5.00%

        Community Bank of Greenville
            Total Capital
               (to Risk Weighted Assets)   $4,116,000  18.76%    $1,755,120    8.00%    $2,193,900  10.00%
            Tier 1 Capital
               (to Risk Weighted Assets)   $3,923,000  17.88%    $  852,600    4.00%    $1,316,340   6.00%
            Tier 1 Capital
               (to Average Assets)         $3,923,000  23.15%    $  677,720    4.00%    $  847,150   5.00%


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

                                                                       1995           1996
                                                                       ----           ----

          Outstanding loans at beginning of year ...........       $  2,702       $  2,894
          Loans originated .................................          1,319          2,315
          Principal collected on loans .....................         (1,127)        (1,124)
                                                                    -------        --------

          Outstanding loans at end of year .................       $  2,894       $  4,085
                                                                    =======        =======

      In September 1988, Anderson National Bank entered into a noncancellable operating lease for a branch facility with a partnership in which an officer of the Company is a partner. The lease has a remaining term of approximately two years, provides for various renewal options and requires monthly rental payments of $2,000.

      In March 1990, Anderson National Bank entered into a noncancellable operating lease for a branch facility with a previous director of this subsidiary. The lease has a remaining term of approximately four years, provides for various renewal options and requires monthly rental payments of $500.

(19)    Condensed Financial Information

      Condensed financial information for First United Bancorporation (parent company) is as follows (in thousands):

      Balance Sheet Data:

                                                                                     December 31,
                                                                            1995                   1996
                 Assets

Cash .............................................................         $    18               $   323
Investment in subsidiaries .......................................          15,273                21,225
Due from subsidiaries ............................................           1,194                   997
Premises and other assets ........................................           1,322                   780
                                                                           -------               -------

           Total assets ..........................................         $17,807               $23,325
                                                                           =======               =======

Liabilities and Shareholders' Equity

Liabilities:
    Other borrowed funds .........................................         $ 1,170               $ 4,750
    Other liabilities ............................................             230                   290
                                                                           -------               -------
           Total liabilities .....................................           1,400                 5,040

Shareholders' equity .............................................          16,407                18,285
                                                                           -------               -------

           Total liabilities and shareholders' equity ............         $17,807               $23,325
                                                                           =======               =======

      Income Statement Data:

                                                                                                   Years ended December 31,
                                                                                                   ------------------------
                                                                                    1994                  1995                1996
                                                                                    ----                  ----                ----

Interest income .....................................................             $    12              $    75              $    69
Interest expense ....................................................                  (5)                 (42)                (259)
                                                                                  -------              -------              -------

           Net interest income (expense) ............................                   7                   33                 (190)

Dividend income from subsidiaries ...................................                 250                1,017                  750
Other income ........................................................                 961                1,281                1,566
Other expenses ......................................................              (1,035)              (1,359)              (1,692)
                                                                                  -------              -------              -------
                                                                                      176                  939                  624
                                                                                  -------              -------              -------

Income before income tax expense
    and equity in undistributed earnings
    of subsidiaries .................................................                 183                  972                  434
Income tax benefit ..................................................                  23                   17                  115
Equity in undistributed earnings
    of subsidiaries .................................................               1,872                1,424                1,397
                                                                                  -------              -------              -------

Net income ..........................................................             $2,078 $               2,413              $ 1,946
                                                                                  =======              =======              =======


                                                                                                  Year ended December 31,
                                                                                                  -----------------------
                                                                                        1994                 1995             1996
                                                                                        ----                 ----             ----
      Cash Flow Data:
      Cash flows from operating activities:
          Net income ......................................................           $ 2,078            $ 2,413            $ 1,946
          Adjustments to reconcile net income
              to net cash provided (used) by operating
              activities:
                 Equity in undistributed earnings
                     of subsidiaries ......................................            (1,872)            (1,424)            (1,397)
                 Other, net ...............................................              (141)            (1,210)               603
                                                                                      -------            -------            -------
                     Net cash provided (used) by
                         operating activities .............................                65               (221)             1,152
                                                                                      -------            -------            -------

      Cash flows from investing activities:
          (Increase) decrease in due from subsidiaries ....................              (303)              (717)               196
                 Investment in subsidiaries ...............................                 -               (100)            (4,500)
                                                                                      -------            -------            -------
                     Net cash used by
                         investing activities .............................              (303)              (817)            (4,304)
                                                                                      -------            -------            -------

      Cash flows provided by financing activities:
          Net increase in other borrowed funds ............................               100              1,170              3,580
          Issuance of common stock ........................................                99                 98                175
          Cash paid for dividends and fractional shares ...................                (5)              (273)              (298)
                                                                                      -------            -------            -------
                     Net cash provided by
                         financing activities .............................               194                995              3,457
                                                                                      -------            -------            -------

      Net increase (decrease) in cash .....................................               (44)               (43)               305

      Cash, beginning of year .............................................               105                 61                 18
                                                                                      -------            -------            -------

      Cash, end of year ...................................................           $    61            $    18            $   323
                                                                                      =======            =======            =======

      Cash paid during the year for:
          Interest ........................................................           $     2            $    36            $   248
          Taxes ...........................................................           $   947            $ 1,391            $ 1,338


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

      At December 31, 1996 and 1995 the Banks had outstanding standby letters of credit, documentary letters of credit and commitments to extend credit. These off-balance sheet financial instruments are based on fees currently charged for similar instruments or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 1996 and 1995 the carrying amounts approximated the fair values of these off-balance sheet financial instruments.

      The Company has used management's best estimate fair value based on the above assumptions. Thus, the fair values presented may not be the amounts which could be realized in an immediate sale or settlement of the instrument. In addition, any income taxes or other expenses which would be incurred in an actual sale or settlement are not taken into consideration in the fair values presented.

     The estimated fair values of the Company's financial instruments at December 31 were as follows (in thousands):


                                                         1996                           1995
                                               ------------------------       -----------------------
                                               Carrying         Fair          Carrying         Fair
                                                Amount          Value          Amount          Value
          Financial assets:
            Cash and due from banks .......     $   8,128     $  8,128       $  6,353       $  6,353
            Federal funds sold ............        13,700       13,700          5,100          5,100
            Securities held to maturity ...         7,843        8,006          9,481          9,668
            Securities available for sale .        26,304       26,304         19,093         19,032
            Loans, net ....................       202,391      203,324        145,674        145,935

          Financial liabilities:
            Demand deposits, NOW
               accounts, savings
               accounts and money
               market accounts ............        82,436       82,436         71,079         71,079
            Certificates of Deposit .......       135,783      136,220         89,302         89,673
            Securities sold under
               repurchase agreements ......         8,167        8,167          3,096          3,096
            Federal Home Loan Bank advances        10,830       10,830          2,910          2,910
            Other borrowed funds ..........        11,900       11,900          9,470          9,470




Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

         Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The information required by this item is set forth under the heading "MANAGEMENT" on pages 4 through 7 of the definitive proxy materials of the Company filed in connection with its 1997 Annual Meeting of the Shareholders, which information is incorporated herein by reference.

Item 11. Executive Compensation

         The information required by this item is set forth under the heading "EXECUTIVE COMPENSATION" on pages 8 through 12 of the definitive proxy materials of the Company filed in connection with its 1997 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information required by this item is set forth under the heading "PRINCIPAL SHAREHOLDERS" on pages 2 and 3 of the definitive proxy materials of the Company filed in connection with its 1997 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

         The information required by this item is set forth under the heading "CERTAIN TRANSACTIONS" on page 12 of the definitive proxy materials of the Company filed in connection with its 1997 Annual Meeting of Shareholders, which information is incorporated herein by reference.

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)1.    Financial Statements

     The following consolidated financial statements and report of independent auditors of the Company, are included in Item 8 hereof.

     Report of Independent Auditors
     Consolidated Balance Sheets as of December 31, 1995 and 1996
     Consolidated Statements of Income for the years ended December 31, 1994, 1995 and 1996
     Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996
     Consolidated Statements of Shareholders' Equity for the years ended December 31, 1994, 1995 and 1996

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

10.13 - Third Modification, dated as of December 5, 1995, to Credit Agreement between Registrant and Bank South, N.A., Atlanta, GA., dated as of May 16, 1995 (incorporated by reference to the exhibits filed with the Registrant's Annual Report on Form 10-K for the Year ended December 31, 1995).

10.14 - Employment Contract between the Registrant and Frank W. Wingate, dated May 15, 1995(incorporated by reference to the exhibits filed with the Registrant's Annual Report on Form 10-K for the Year ended December 31, 1995).

10.15 - Fourth Modification dated as of Auguest 19, 1996 to Credit Agreement between Registrant and NationsBank, N.A. (South) (formerly Bank South, N.A.), Atlanta, Georgia, dated as of May 16, 1995.

21.       - List of  Subsidiaries.

23.       - Consent of KPMG Peat Marwick LLP.

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

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Anderson, State of South Carolina, on the 24th day of March, 1997.

                                           FIRST UNITED BANCORPORATION

                                           BY s/Mason Y. Garrett
                                           Mason Y. Garrett
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                Title                        Date

s/Mason Y. Garrett                 President, Chief              March 24, 1997
Mason Y. Garrett                   Executive Officer
                                     and Director

s/William B. West                   Vice President               March 24, 1997
William B. West                (Principal Financial and
                                Accounting Officer) and
                                       Director

s/James G. Bagnal, III                 Director                  March 24, 1997
James G. Bagnal, III

s/Dan C. Breeden, Jr.                  Director                  March 24, 1997
Dan C. Breeden, Jr.

s/Irvin L. Cauthen                    Director                   March 24, 1997
Irvin L. Cauthen

s/Ronald K. Earnest                    Director                  March 24, 1997
Ronald K. Earnest

s/J. Berry Garrett                     Director                  March 24, 1997
J. Berry Garrett

s/Randolph V. Hayes                    Director                  March 24, 1997
Randolph V. Hayes

s/J. Donald King
J. Donald King                         Director                  March 24, 1997

s/T. Ree McCoy, Jr.                    Director                  March 24, 1997
T. Ree McCoy, Jr.

s/G. Weston Nalley                                               March 24, 1997
G. Weston Nalley                       Director

s/Robert V. Pinson                     Director                  March 24, 1997
Robert V. Pinson

s/Donald C. Roberts, M.D.              Director                  March 24, 1997
Donald C. Roberts, M.D.

s/Harold P. Threlkeld                  Director                  March 24, 1997
Harold P. Threlkeld

s/Frank W. Wingate                     Director                  March 24, 1997
Frank W. Wingate



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

10.8    -         Employment contract between the Registrant and James G. Bagnal                         Previously Filed
                  III  (incorporated by reference to the exhibits filed with the
                  Registrant's  Annual  Report on Form  10-K for the Year  Ended
                  December 31, 1993).

10.9    -         Employment  contract  between  the  Registrant  and  Ronald K.                         Previously Filed
                  Earnest  (incorporated by reference to the exhibits filed with the Registrant's Annual Report on Form 10-K for the Year Ended
                  December 31, 1993).

10.10   -         Employment contract between the Registrant and William B. West                         Previously Filed
                  (incorporated  by  reference  to the  exhibits  filed with the
                  Registrant's  Annual  Report on Form  10-K for the Year  Ended
                  December 31, 1993).

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

10.13   -         Third  Modification,  dated as of December 5, 1995,  to Credit                          Previously Filed
                  Agreement between Registrant and Bank South,N.A., Atlanta,GA., dates as of May 16,  1995 (incorporated  by  reference  to the exhibits filed  with  the  Registrant's  Annual Report on Form
                  10-K for the Year ended December 31, 1995).





10.14   -         Employment  Contract  between  the  Registrant  and  Frank  W.                         Previously Filed
                  Wingate,  dated May 15,  1995(incorporated by reference to the exhibits  filed with the  Registrant's  Annual  Report on Form
                  10-K for the Year ended December 31, 1995).

10.15   -         Fourth Modification dated  as of  August 19,  1996  to  Credit                         Attached
                  Agreement  between  Registrant  and  NationsBank, N.A. (South)
                  (formerly Bank South,  N.A.), dated as of May 16, 1995.

21.     -         List of Subsidiaries                                                                   Attached


23.     -         Consent of KPMG Peat Marwick LLP                                                       Attached

27.     -         Financial Data Schedule                                                                Attached


                                       72

