Form 10-Q
period 1997-03-31
FIRST UNITED BANCORPORATION /SC/
filed 1997-05-12
CIK 820379

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        For Quarter Ended March 31, 1997

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

                                   YES [X] NO  [ ]

  The number of shares outstanding of each of registrant's classes of common stock as of March 31, 1997:

                2,591,958 shares of common stock, $1.67 Par Value

                                TABLE OF CONTENTS



                                                                           PAGE

PART I ITEM 1  FINANCIAL INFORMATION

         Consolidated Balance Sheets......................................   3
                  March 31, 1997 and December 31, 1996
                  (unaudited)

         Consolidated Statements of Income................................   4
                  Three months ended March 31, 1997
                  and 1996 (unaudited)


         Consolidated Statement of Changes in
         Shareholders' Equity.............................................   5
                  Year ended December 31, 1996 and three
                  months ended March 31, 1997 (unaudited)

         Consolidated Statement of Cash Flows
                  Three months ended March 31, 1997 and...................   6
                  1996(unaudited)

         Notes to Consolidated Financial Statements.......................   7
                  (unaudited)


PART I ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............................   9


PART II  OTHER INFORMATION................................................  19


SIGNATURES................................................................  20




                                            FIRST UNITED BANCORPORATION
                                            CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)
                                                                                     March 31,          December 31,
                                                                                      1997                  1996
                                                                                  ------------          ------------
                                                                                             (In thousands)
ASSETS:

  Cash and due from banks                                                           $   9,087            $   8,128
  Federal funds sold                                                                   11,160               13,700
  Investment securities:
    Held to maturity (Market value of $7,120 and $8,006)                                6,990                7,843
    Available for sale (Cost of $26,939 and $26,218)                                   26,799               26,304
  Total loans                                                                         213,595              205,551
  Less: Allowance for loan losses                                                      (3,408)              (3,160)
                                                                                    ---------            ---------
                               Net loans                                              210,187              202,391


  Premises, furniture and equipment (net)                                               7,525                7,627
  Other real estate owned                                                                  74                   85
  Other assets                                                                          4,224                4,117
                                                                                    ---------            ---------
      TOTAL ASSETS                                                                  $ 276,046            $ 270,195
                                                                                    =========            =========
LIABILITIES:
Demand deposits                                                                     $  23,867            $  23,180
  NOW accounts                                                                         25,383               25,143
  Savings and money market deposits                                                    34,392               34,113
  Certificates of deposit greater than $100,000                                        45,856               41,073
  Certificates of deposit less than $100,00 and other time deposits                   100,548               94,710
                                                                                    ---------            ---------
      TOTAL DEPOSITS                                                                  230,046              218,219
                                                                                    =========            =========

  Securities sold under repurchase agreements                                           3,537                8,167
  Federal Home Loan Bank Borrowings                                                     9,790               10,830
  Other borrowed funds                                                                 10,300               11,900
  Other liabilities                                                                     3,402                2,794
                                                                                    ---------            ---------
      TOTAL LIABILITIES                                                               257,075              251,910
                                                                                    ---------            ---------

SHAREHOLDERS' EQUITY:

  Common stock ($1.67 par value, 15,000,000                                             4,322                4,315
    shares authorized; 2,591,958 and 2,587,895
    shares issued and outstanding, respectively)
  Paid-in capital                                                                      13,982               13,965
  Retained earnings                                                                       755                   14
  Unrealized gain (loss) on securities available for                                      (88)                  (9)
    sale, net of income taxes
                                                                                    ---------            ---------
TOTAL SHAREHOLDERS' EQUITY                                                             18,971               18,285
                                                                                    ---------            ---------
TOTAL LIABILITIES AND  SHAREHOLDER's EQUITY                                         $ 276,046            $ 270,195
                                                                                    =========            =========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                            FIRST UNITED BANCORPORATION
                                         CONSOLIDATED STATEMENTS OF INCOME
                                                    (Unaudited)

                                                                                        THREE MONTHS ENDED
                                                                              March 31,              March 31,
                                                                                 1997                  1996
                                                                            ------------           ------------
                                                                             (In thousands except per share data)
INTEREST INCOME:
  Loans                                                                         $6,353               $4,903
  Federal funds sold                                                               140                   75
  Taxable investment securities                                                    456                  352
  Non-taxable investment securities                                                 64                   64
                                                                                ------               ------
  Total interest income                                                          7,013                5,394
                                                                                ------               ------
INTEREST EXPENSE:
  Interest on deposits                                                           2,465                1,725
  Interest on securities sold under repurchase agreements                           37                   40
  Interest on other borrowed funds                                                 418                  263
                                                                                ------               ------
  Total interest expense                                                         2,920                2,028
                                                                                ------               ------
  Net interest income                                                            4,093                3,366
  Provision for loan losses                                                        270                  321
                                                                                ------               ------
  Net interest income after provision for loan losses                            3,823                3,045
                                                                                ------               ------
OTHER INCOME:
  Service fees                                                                     253                  208
  Other income                                                                     259                  293
                                                                                ------               ------
  Total other income                                                               512                  501
                                                                                ------               ------
OTHER EXPENSES:
  Salaries, wages and benefits                                                   1,820                1,734
  Occupancy expenses                                                               201                  173
  Furniture and equipment expenses                                                 193                  126
  Other operating expenses                                                         850                  746
                                                                                ------               ------
  Total other expenses                                                           3,064                2,779
                                                                                ------               ------

Income before income taxes                                                       1,271                  767
Provision for income taxes                                                         452                  257
                                                                                ------               ------
NET INCOME                                                                      $  819               $  510
                                                                                ======               ======

PER SHARE DATA:
  Primary                                                                       $ 0.30               $ 0.19
  Fully diluted                                                                 $ 0.30               $ 0.19

AVERAGE COMMON SHARES OUTSTANDING:
  Primary                                                                        2,713                2,728
  Fully diluted                                                                  2,731                2,728
  Cash dividends                                                                $ 0.03               $ 0.03


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                            FIRST UNITED BANCORPORATION
                                   STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                               FOR YEAR ENDED DECEMBER 31, 1996 AND THE THREE MONTHS
                                                ENDED MARCH 31,1997

                                                    (Unaudited)
                                                  (In thousands)

                                                                                                         UNREALIZED
                                                                                                          NET GAIN
                                                                                                         (LOSS) ON
                                                 NUMBER OF                                               SECURITIES         SHARE-
                                                  SHARES         COMMON        PAID-IN        RETAINED    AVAILABLE        HOLDERS'
                                               OUTSTANDING       STOCK         CAPITAL        EARNINGS    FOR SALE          EQUITY
                                               -----------       -----         -------        --------    --------          ------

Balance at December 31, 1995                        2,315        $3,859        $11,269        $ 1,343         $(64)        $ 16,407

Issuance of 116,418 shares of                         116           195          1,260         (1,458)           -               (3)
common stock relating to 5%
stock dividend

Issuance of 122,959 shares of                         123           205          1,317         (1,525)           -               (3)
common stock relating to 5%
stock dividend

Cash dividends declared                                 -             -              -           (292)           -             (292)

Employee stock options                                 34            56            119              -            -              175
exercised

Net income                                              -             -              -          1,946            -            1,946

Change in unrealized net                                -             -              -              -           55               55
gain/loss on securities
available for sale
                                                    -----        ------        -------        -------         ----         --------

Balance at December 31, 1996                        2,588         4,315         13,965             14           (9)          18,285

Cash dividends declared                                 -             -              -            (78)           -              (78)

Employee stock options                                  4             7             17              -            -               24
exercised

Net income                                              -             -              -            819            -              819

Changed in unrealized net                               -             -              -              -          (79)             (79)
gain/loss on securities
available for sale
                                                    -----        ------        -------        -------         ----         --------
Balance at March 31, 1997                           2,592        $4,322        $13,982        $   755         $(88)        $ 18,971
                                                    =====        ======        =======        =======         ====         ========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                            FIRST UNITED BANCORPORATION
                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    (Unaudited)

                                                                                                           THREE MONTHS ENDED
                                                                                                         March 31,        March 31,
                                                                                                           1997             1996
                                                                                                      ------------      ------------
                                                                                                              (In thousands)
Cash flows from operating activities:
  Net income                                                                                           $    819          $    510

  Adjustments  needed to  reconcile  net  income  to net
  cash used by  operating activities:
    Provision for loan losses                                                                               270               321
    Depreciation and amortization                                                                           230               157
    Net increase in other assets                                                                            (77)              (33)
    Net increase in other liabilities                                                                       608               107
                                                                                                       --------          --------
      Net cash provided by operating activities                                                           1,850             1,062
                                                                                                       --------          --------
Cash flows from investing activities :
  Purchases of investment securities held to maturity
                                                                                                           --                (100)
  Proceeds from maturities of investment securities held to maturity                                        853               780
  Purchase of investment securities available for sale                                                   (3,204)           (3,342)
  Proceeds from maturities of investment securities available for sale                                    2,583             2,234
  Net increase in loans                                                                                  (8,066)           (6,809)
  Net additions to premises and equipment                                                                  (100)             (584)

                                                                                                       --------          --------
      Net cash used by investing activities                                                              (7,934)           (7,821)
                                                                                                       --------          --------
Cash flows from financing activities:
  Net increase in deposits                                                                               11,827            10,704
  Proceeds from other borrowed funds                                                                     22,250               180
  Principal repayment of other borrowed funds                                                           (24,890)           (2,347)
  Net increase (decrease) in securities sold under repurchase agreements                                 (4,630)               51
  Proceeds from issuance of common stock                                                                     24                65
  Cash dividends                                                                                            (78)              (71)
                                                                                                       --------          --------
      Net cash provided by financing activities                                                           4,503             8,582
                                                                                                       --------          --------
Net increase in cash and cash equivalents                                                                (1,581)            1,823

Cash and cash equivalents, beginning of period                                                           21,828            11,453
                                                                                                       --------          --------
Cash and cash equivalents, end of period                                                               $ 20,247          $ 13,276
                                                                                                       ========          ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  FIRST UNITED BANCORPORATION AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

         The interim consolidated financial statements include the accounts of First United Bancorporation (the "Company") and its wholly owned subsidiaries, Anderson National Bank, Spartanburg National Bank, The Community Bank of Greenville, N. A., and Quick Credit Corporation.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A summary of the Company's significant accounting policies is included in the 1996 Annual Report to Shareholders.

(3)      COMMON STOCK, EARNINGS PER SHARE, AND STOCK DIVIDENDS

         On July 15, 1996 and December 13, 1996, the Company's Board of Directors declared five percent stock dividends. Accordingly, outstanding shares of common stock were increased and a transfer representing the fair market value of additional shares issued was made from retained earnings to common stock at par value, cash for payment of fractional shares and the balance to additional paid-in- capital. Per share data for the 1996 period has been restated to reflect these dividends as if they had occurred prior to the 1996 period presented.

         During the period ended March 31, 1997, the Company issued 4,063 shares of its common stock at an average price of $5.91 per share in connection with the exercise of stock options under its employee stock option plans.

         The Company calculates its earnings per share by dividing net earnings for the periods presented by the weighted average equivalent shares outstanding using the treasury stock method. Common stock equivalents include options issued under the Company's employee stock option plans.

(4)      MANAGEMENT's OPINION

         In the opinion of management, the accompanying interim consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of the Company and its subsidiaries at March 31, 1997, the results of their operations for the quarters ended March 31, 1997 and 1996, and the statements of their cash flows for the three months ended March 31, 1997 and 1996.

(5)      FORWARD LOOKING STATEMENTS

         Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. The Company cautions readers that forward looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

                                     PART I
                                     ITEM 2


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

DISCUSSION OF CHANGES IN FINANCIAL CONDITION

     Total assets increased $5,851,000, or 2.2%, from December 31, 1996 to March 31, 1997 as a result of an increase in the amount of outstanding loans at two of the Company's banking subsidiaries. Total loans, the largest single category of assets, increased $8,044,000, or 3.9%, to $213,595,000 at March 31, 1997. Total
loans outstanding at March 31, 1997 for Spartanburg National Bank amounted to $92,967,000, a 2.4% increase from the $90,833,000 reported at December 31, 1996.
Total outstanding loans, net of inter-company loans, at Anderson National Bank at March 31, 1997 amounted to $85,340,000, a slight decrease from the $85,610,000 in total outstanding loans, net of inter-company loans, at December 31, 1996. At March 31, 1997, total loans outstanding for The Community Bank of Greenville, N.A. amounted to $26,479,000, an increase of $7,443,000, or 39.1%, from the $19,036,000 in outstanding loans at December 31, 1996. During the quarter ended March 31, 1997 Quick Credit Corporation experienced a decrease in total outstanding loans of $1,263,000 largely as a result of seasonal pay downs.

     Premises, furniture and equipment decreased slightly during the period as a result of depreciation associated with these assets.

     The Company's securities portfolios, collectively, at amortized cost, decreased slightly from year-end 1996 levels primarily as a result of maturities in the portfolios. Cash and due from banks increased $959,000, or 11.8%, to $9,087,000 at March 31, 1997 as a result of an increase in uncollected funds in correspondent bank accounts at quarter end. Federal funds sold decreased $2,540,000, or 18.5%, during the quarter as the Company used these funds to help fund its loan growth.

     During the quarter ended March 31, 1997, the Company liquidated one parcel of other real estate owned valued at $11,000, thus reducing the amount of other real estate owned to $74,000 at March 31, 1997. Management continues to pursue liquidation of the one remaining piece of property currently owned.

     Other assets, comprised largely of accrued income receivable, prepaid expenses and deferred taxes, increased slightly from the year-end 1996 level.

     Total liabilities increased $5,165,000, or 2.1%, as a result of a $11,827,000, or 5.4%, increase in total deposits at the Company's banking subsidiaries. The largest dollar increase in a single category of deposits was in certificates of deposit of less than $100,000, which increased $5,383,000, or 6.2%. The largest percentage increase in a single category of deposits was in certificates of deposit of more than $100,000, which increased 11.7%, or $4,783,000, to $45,856,000 at March 31, 1997. During the period ending March 31, 1997, the Company also experienced a slight amount of growth in the various other categories of its deposits.

     Securities sold under agreements to repurchase, comprised largely of overnight repurchase agreements, decreased $4,630,000, or 56.7%, from the year-end 1996 level. This significant decrease is largely attributable to a single customer of Spartanburg National Bank which reduced its level of invested temporary funds during the quarter from the unusually high levels it had at year-end 1996.

     During the quarter ended March 31, 1997, the Company reduced its level of Federal Home Loan Bank advances $1,040,000, or 9.6%, to $9,790,000 at March 31, 1997. Other borrowed funds, comprised of various types of borrowings by Quick Credit Corporation and borrowings by the parent company, decreased $1,600,000, or 13.4%, during the period as a result of principal reductions made by Quick Credit Corporation on its borrowings.

     Other liabilities, comprised largely of accrued expenses payable increased $608,000, or 21.8%, to $3,402,000 at March 31, 1997. The increase resulted largely from an increase in interest payable on deposit accounts and an increase in income taxes payable.

     Shareholders' equity increased $686,000 from December 31, 1996 to March 31, 1997 as a result of net earnings for the period of $819,000 and the exercise of stock options under the Company's Employee Stock Option Plans in the amount of $24,000. These increases were partially offset by the declaration of cash dividends in the amount of $78,000 during the period and an increase in the amount of net unrealized losses on the Company's "available for sale" securities portfolio of $79,000.


RESULTS OF OPERATIONS

Year-to-date and quarter ending March 31, 1997 vs. Year-to-date and quarter ending March 31, 1997

Earnings Review

     The consolidated Company's operations during the three months ended March 31, 1997 resulted in net income of $819,000, a 60.6% increase over the $510,000 in net income recorded for the comparable 1996 three month period. The increase in consolidated earnings for the 1997 period is largely attributable to a $727,000, or 21.6%, increase in the Company's net interest income, resulting largely from an increase in interest and fee income generated by a larger loan portfolio in the 1997 period, and from an increase in earnings recorded by the Company's consumer finance subsidiary, Quick Credit Corporation.

     Anderson National Bank recorded net earnings of $437,000 for the quarter ended March 31, 1997, a 42.8% increase over 1996 first quarter earnings of $306,000. The increase in earnings for this subsidiary resulted primarily from an increase in net interest income of $317,000, or 28.8%, resulting largely from an increase of $567,000, or 34.6%, in interest and fee income on a larger loan portfolio in the 1997 period.

     Spartanburg National Bank recorded net earnings of $295,000 for the quarter ended March 31, 1997, a 22.9% increase over 1996 first quarter earnings of $240,000. The increase in earnings for this subsidiary, like that of Anderson National Bank's, resulted from an increase in net interest income of $177,000, or 17.2%, attributable to an increase of $355,000, or 19.6%, in interest and fee income on a larger loan portfolio in the 1997 period.


     The Community Bank of Greenville, N.A., which commenced banking operations on April 17, 1996 recorded a net loss of $20,000 for the 1997 period.

     Quick Credit Corporation recorded net earnings of $142,000 for the quarter ended March 31, 1997, a 389.7% increase over the $29,000 recorded for the first quarter of 1996. The significant increase in earnings for this subsidiary resulted primarily from a $186,000 reduction in the provision for loan losses for the 1997 period when compared to the 1996 period.

Interest Income, Interest Expense and Net Interest Income

     Net interest income, the major component of the Company's income, is the amount by which interest and fees on interest earning assets exceeds the interest paid on interest bearing deposits and other interest bearing funds. The Company's net interest income increased $727,000, or 21.6%, to $4,093,000 for the period ended March 31, 1997 compared to $3,366,000 for the period ended March 31, 1996. The increase is largely attributable to an increase in interest and fee income on loans at the Company's banking subsidiaries resulting from an increase in the volume of outstanding loans for the 1997 quarter when compared to the 1996 quarter.

     The Company's total interest income increased $1,619,000, or 30.0%, to $7,013,000 for the 1997 period compared to $5,394,000 for the 1996 period. Of the $1,619,000 increase, $1,450,000 is attributable to an increase in loan interest and fee income resulting from a 38.7% increase in the volume of outstanding loans during the 1997 period. The Company's outstanding loans for the 1997 period were $209,748,000 compared to $151,245,000 for the 1996 period. The average yield on loans for the March 31, 1997 year-to-date period was 12.12% compared to 12.97% for the March 31, 1996 year-to-date period.

     Primarily as a result of the impact of the Community Bank of Greenville, N.A. on the Company's consolidated balance sheet, average balances on securities and federal funds sold, collectively, increased by $11,124,000, or 33.2%, in the 1997 period when compared to the 1996 period. Largely as a result of this increase, interest income on these categories of earning assets, collectively, increased by $169,000, or 34.4%.

     Interest expense on deposits increased $740,000, or 42.9%, to $2,465,000 for the period ended March 31, 1997 compared to $1,725,000 for the period ended March 31, 1996. The increase is attributable to increases in the Company's costs of interest-bearing deposits and an increase of $56,402,000, or 39.2%, in the volume of average interest-bearing deposits for the 1997 period when compared to the 1996 period. The weighted average cost of interest bearing deposits for the first three months of 1997 was 4.93% compared to 4.79% for the first three months of 1996.

     Interest expense on Securities Sold Under Repurchase Agreements declined $3,000, or 7.5% in the 1997 period primarily as a result of a decline in the rates paid on these short-term funds in the 1997 period. Interest expense incurred by the Company's banking subsidiaries on average borrowings of $11,570,000 from the Federal Home Loan Bank of Atlanta for the 1997 quarter amounted to $182,000, a 313.6% increase from the $44,000 incurred in the 1996 quarter. The increase in interest expense on Federal Home Loan Bank borrowings resulted from an increase in the amount borrowed during the 1997 period. Interest expense on the various categories of other interest-bearing liabilities, which includes Subordinated Debt, Federal Funds Purchased and Other Borrowed Funds, collectively, increased $18,000, or 8.3%, in the 1997 quarter when compared to the 1996 quarter. The increase in interest expense associated with these other interest-bearing liabilities is largely attributable to an increase in interest expense incurred by the parent company on a larger volume of outstanding borrowings in the 1997 period.

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

     Management determines the adequacy of the allowance quarterly and considers a variety of factors in establishing the level of the allowance for losses and the related provision, which is charged to expense. In assessing the adequacy of the allowance, management relies predominantly on its ongoing review of the loan portfolio, which is undertaken both to ascertain whether there are probable losses which must be charged off and to assess the risk characteristics of the portfolio in the aggregate. The review considers the judgments of management and also those of bank regulatory agencies that review the loan portfolio as part of their regular examination process. The Comptroller of the Currency, as part of its routine examination process of various national banks, including Anderson National Bank, Spartanburg National Bank and The Community Bank of Greenville, N.A., may require additions to the allowance for loan losses based upon information available to the Comptroller at the time of the examination.

     Management considers the allowance for loan losses adequate to absorb losses on loans outstanding at March 31, 1997 and in the opinion of management, there are no material risks or significant loan concentrations in the present portfolio.

     The allowance for loan losses was $3,408,000 at March 31, 1997 compared to $2,391,000 at March 31, 1996. At March 31, 1997 and March 31, 1996, the
allowance for loan losses as a percentage of outstanding loans was 1.60% and 1.55%, respectively. During the period ending March 31, 1997, the Company experienced net charge-offs of $21,000, or 0.01%, of average loans, compared to net charge offs of $250,000, or 0.17% of average loans during the period ending March 31, 1996. The Company made provisions for loan losses of $270,000 during the quarter ending March 31, 1997 compared to $321,000 for the quarter ending March 31, 1996. The decrease in net charge-offs and resulting decrease in the provision for loan losses for the 1997 period is largely attributable to improved results at Quick Credit Corporation.

     Anderson National Bank recorded a provision for loan losses of $75,000 in the 1997 period as a result of increases in the volume of outstanding loans. Anderson National Bank made no provision in the 1996 period. For the quarter ending March 31, 1997, this subsidiary recorded net recoveries of $167,000 compared to net recoveries of $9,000 for the 1996 quarter.

     The Community Bank of Greenville, N.A. recorded a provision for loan losses of $55,000 in the 1997 period as it continued to establish its allowance for loan losses. Since this subsidiary did not commence operations until the second quarter of 1996, no provision was made in the 1996 quarter. This subsidiary has not experienced any loan losses since commencing operations.


     Spartanburg National Bank recorded a provision for loan losses of $50,000 for the quarter ending March 31, 1997 compared to $45,000 for the 1996 quarter. The slight increase in the provision made by this subsidiary was a result of loan growth experienced by this subsidiary during the 1997 period. For the quarter ending March 31, 1997, this subsidiary recorded net charge-offs of $20,000 compared to net charge-offs of $12,000 for the 1996 quarter.

     Quick Credit Corporation recorded a provision for loan losses of $90,000 for the quarter ending March 31, 1997 compared to $276,000 for the 1996 quarter and to $1,731,000 for fiscal 1996. The decrease in this subsidiary's provision for the 1997 period resulted from a decrease in the number and volume of loans charged off, a decrease in the volume of outstanding loans during the 1997 period and a moderate decline in the volume of overdue loans. For the quarter ending March 31, 1997, this subsidiary recorded net charge offs of $168,000, or 1.80% of average outstanding loans, compared to net charge offs of $247,000, or 2.40%, of average outstanding loans for the 1996 quarter and to $1,144,000, or 11.66%, of average outstanding loans for fiscal 1996. Quick Credit Corporation's customers are generally in the low-to-moderate income group of borrowers. Over the past several years there has been a proliferation of small consumer loan companies and other consumer debt providers competing for pieces of this segment of the consumer debt market. It is not unusual for customers of Quick Credit Corporation simultaneously to have loans outstanding at several small loan companies which results in some customers incurring more debt than they can service. Quick Credit Corporation increased its allowance for loan losses as a percentage of outstanding loans, net of unearned income, from 6.68% at March 31, 1996 to 12.61% at March 31, 1997 as a result of an increase in charge offs experienced during 1996. The increase in charge offs experienced during 1996 resulted from an increase in customers' inability to make scheduled payments and an increase in declarations of bankruptcy.

     At March 31, 1997 the Company had $347,000 in non-accrual loans, which are considered impaired, $410,000 in loans past due 90 days or more and still accruing interest and $74,000 in OREO, compared to $223,000, $296,000, and $74,000, respectively at March 31, 1996 and to $437,000, $416,000, and $85,000,
respectively at December 31, 1996. At March 31, 1997 and 1996, and December 31, 1996, the Company did not have a material amount of restructured loans.

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

Other Income

     Total consolidated other income for the 1997 quarter increased slightly over consolidated other income recorded for the 1996 quarter. During the 1997 quarter the Company experienced a $45,000, or 21.6% increase in service fees on deposit accounts as a result of a larger deposit base and increases in fees levied on its existing deposit base. The increase in service fees was more than offset by a decline of $72,000, or 24.6%, in other income items, mainly alternative investment sales fees and mortgage loan fees. During the 1997 period the Company recorded a gain on the sale of equity securities from its available for sale securities portfolio of $38,000.

Other Expenses

     Total other expenses increased $285,000, or 10.3%, in the 1997 period over the 1996 comparable period. Salaries, wages and benefits ("personnel expense"), the largest category of other operating expenses, increased $86,000, or 5.0%, in the 1997 period over the 1996 period. The increase in personnel expense is largely attributable to additional staffing for The Community Bank of Greenville, N.A., which commenced operations in the second quarter of 1996.

     Occupancy expense and furniture and equipment expenses, collectively, increased $95,000, or 31.8%, in the 1997 period largely as a result of expenses associated with The Community Bank of Greenville, N.A. and a new branch facility for Spartanburg National Bank which opened during the third quarter of 1996.

     Other operating expenses, the second largest category of other expenses, increased $104,000, or 13.9%, largely as a result of additional expenses associated with the operations of The Community Bank of Greenville, N.A..

Income Taxes

     As a result of increased income before income taxes, the Company incurred income tax expense of $452,000 for the year-to-date period ended March 31, 1997 compared to income tax expense of $257,000 for the period ended March 31, 1996.


LIQUIDITY

     Liquidity management involves meeting the cash flow requirements of the Company. The Company's liquidity position is primarily dependent upon its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and upon the liquidity of its assets. The Company's primary liquidity sources include cash and due from banks, federal funds sold and "securities available for sale". In addition, the Company (through Anderson National Bank and Spartanburg National Bank) has the ability, on a short-term basis, to borrow funds from the Federal Reserve System and to purchase federal funds from other financial institutions. Spartanburg National Bank and Anderson National Bank are also members of the Federal Home Loan Bank System and have the ability to borrow both short and longer term funds on a secured basis. At March 31, 1997 Anderson National Bank had $240,000 in long-term advances from the Federal Home Loan Bank of Atlanta and $4,000,000 in short term advances. At March 31, 1997 Spartanburg National Bank had $550,000 in long-term advances and $5,000,000 in short-term advances from the Federal Home Loan Bank of Atlanta. Both Anderson National Bank and Spartanburg National Bank have lines of credit established with the Federal Home Loan Bank of Atlanta in excess of their existing advances at March 31, 1997.
                                     Page 12

     First United Bancorporation, the parent holding company, has limited liquidity needs. First United requires liquidity to pay limited operating expenses and dividends, and to service its debt. In addition, First United has two lines of credit with third party lenders totaling $6,100,000, of which $100,000 was available at March 31, 1997. One of these lines is a $6,000,000 line of credit with an unaffiliated third party lender to be used for general corporate purposes and allows for interest to be paid on a quarterly basis for a period of up to five (5) years if certain criteria are met. At the end of five
(5) years, or sooner if the Company desires, the line of credit can be converted to a term loan with quarterly interest payments and annual principal reductions required over a period of five (5) years. The line of credit bears interest at a variable rate. Further sources of liquidity for First United include management fees which are paid by all of its subsidiaries and dividends from its subsidiaries.

     At March 31, 1997, the Company's consumer finance subsidiary, Quick Credit Corporation, had debt outstanding of $800,000 in the form of subordinated debt and $3,500,000 outstanding under an $18,000,000 line of credit secured by Quick Credit Corporations's loans receivable with a third party lender.

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

     For bank holding companies with total assets of more than $150 million, such as the Company, capital adequacy is generally evaluated based upon the capital of its banking subsidiaries. Generally, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") expects bank holding companies to operate above minimum capital levels. The Office of the Comptroller of the Currency ("Comptroller") regulations establish the minimum leverage capital ratio requirement for national banks at 3% in the case of a national bank that has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other national banks are expected to maintain a ratio of at least 1% to 2% above the stated minimum. Furthermore, the Comptroller reserves the right to require higher capital ratios in individual banks on a case by case basis when, in its judgment, additional capital is warranted by a deterioration of financial condition or when high levels of risk otherwise exist. The Company's subsidiary banks have not been notified that they must maintain capital levels above regulatory minimums. The Company's leverage capital ratio was 6.86% and 6.72% at March 31, 1997 and December 31, 1996, respectively. The leverage capital ratios for Anderson National Bank, Spartanburg National Bank and The Community Bank of Greenville, N.A. were 7.43%,7.01% and 9.29%, respectively at March 31, 1997, compared to 7.25%, 6.74%
and 10.45%, respectively, at December 31, 1996. The decline in The Community Bank of Greenville's leverage ratio is a result of asset growth experienced during the period ended March 31, 1997.

     The Federal Reserve Board has adopted a risk-based capital rule which requires bank holding companies to have qualifying capital to risk-weighted assets of at least 8.00%, with at least 4% being "Tier 1" capital. Tier 1 capital consists principally of common stockholders' equity, noncumulative preferred stock, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets. "Tier 2" (or supplementary) capital consist of general loan loss reserves (subject to certain limitations), certain types of preferred stock and subordinated debt, and certain hybrid capital instruments and other debt securities such as equity commitment notes. A bank holding company's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital components, provided that the maximum amount of Tier 2 capital that may be treated as qualifying capital is limited to 100% of Tier 1 capital. The Comptroller imposes a similar standard on national banks. The regulatory agencies expect national banks and bank holding companies to operate above minimum risk-based capital levels. The Company's risk-based capital ratio was 10.39% and its Tier 1 capital to risk weighted assets ratio was 9.05% at March 31, 1997, compared to 10.30% and 8.92%, respectively, at December 31, 1996. The risk-based capital ratios for Anderson National Bank, Spartanburg National Bank and The Community Bank of Greenville, N.A. were 10.99%, 10.18% and 14.92%, respectively, at March 31, 1997 compared to 10.35%, 9.99% and 18.76%, respectively, at December 31, 1996. Their Tier 1 capital to risk weighted assets ratios were 9.74%, 9.08% and 14.21%, respectively, at March 31, 1997 compared to 9.34%, 8.90% and 17.88%, respectively, at December 31, 1996. The decline in The Community Bank of Greenville, N.A.'s risk-based capital ratio and its Tier 1 capital to risk weighted assets ratio was a result from asset growth experienced during the quarter ended March 31, 1997.

     The Company opened its new bank subsidiary, The Community Bank of Greenville, N. A., in the city of Greenville, South Carolina on April 17, 1996. The Company capitalized this new bank subsidiary with $4.5 million of capital acquired from proceeds available to the Company under a line of credit with an unaffiliated third-party lender which had committed to lend the Company up to $6 million.


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


ACCOUNTING AND REPORTING MATTERS

     In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 simplifies the current computation of earnings per share and makes the United States standards for the computation more compatible with international earnings per share standards. The Statement requires dual presentation of earnings per share for all entities with complex capital structures. It also replaces the presentation of primary earnings per share with a presentation of basic earnings per share. The Statement is effective for the Company for the year ended December 31, 1997. The Company does not anticipate that adoption of this Statement will have a material effect on its financial statements.

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

          Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FIRST UNITED BANCORPORATION

                                        Mason Y. Garrett
Dated:  May 9, 1996                     ----------------------------
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