Form 10-Q
period 1997-06-30
FIRST UNITED BANCORPORATION /SC/
filed 1997-08-12
CIK 820379

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         For Quarter Ended June 30, 1997

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

                                 YES [X] NO [ ]

The number of shares outstanding of each of registrant's classes of common stock as of June 30, 1997:

                2,629,025 shares of common stock, $1.67 Par Value

                                TABLE OF CONTENTS



                                                                          PAGE

PART I ITEM 1  FINANCIAL INFORMATION

         Consolidated Balance Sheets.......................................  3
                  June 30, 1997 and December 31, 1996
                  (unaudited)

         Consolidated Statements of Income.................................  4
                  Three months ended June 30, 1997
                  and 1996 (unaudited)

         Consolidated Statements of Income.................................  5
                  Six Months ended June 30, 1997
                  and 1996 (unaudited)

         Consolidated Statements of Changes in
         Shareholders' Equity..............................................  6
                  Year ended December 31, 1996 and six
                  months ended June 30, 1997 (unaudited)

         Consolidated Statements of Cash Flows
                  Six months ended June 30, 1997 and.......................  7
                  1996(unaudited)

         Notes to Consolidated Financial Statements........................  8
                  (unaudited)


PART I ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............................. 10


PART II  OTHER INFORMATION................................................. 24


SIGNATURES................................................................. 26

                           FIRST UNITED BANCORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                         June 30,   December 31,
                                                           1997          1996
                                                        (Unaudited)
                                                         ---------       ----
                                                               (In thousands)

ASSETS:
  Cash and due from banks ..........................    $   9,835     $   8,128
  Federal funds sold ...............................        6,250        13,700
  Investment securities:
    Held to maturity (Market value of $7,149
      and $8,006) ..................................        7,006         7,843
    Available for sale (Cost of $28,810
      and $26,218) .................................       28,794        26,304

  Total loans ......................................      231,925       205,551
  Less: Allowance for loan losses ..................       (3,445)       (3,160)
                                                        ---------     ---------

    Net loans ......................................      228,480       202,391

  Premises, furniture and equipment (net) ..........        7,524         7,627
  Other real estate owned ..........................           74            85
  Other assets .....................................        4,503         4,117
                                                        ---------     ---------

      TOTAL ASSETS .................................    $ 292,466     $ 270,195
                                                        =========     =========

LIABILITIES:
  Demand deposits ..................................    $  24,604     $  23,180
  NOW accounts .....................................       26,846        25,143
  Savings and money market deposits ................       35,283        34,113
  Certificates of deposit greater than $100,000 ....       46,673        41,073
  Certificates of deposit less than $100,00
    and other time deposits ........................      108,037        94,710
                                                        ---------     ---------

      TOTAL DEPOSITS ...............................      241,443       218,219
                                                        ---------     ---------

  Securities sold under repurchase agreements ......        3,360         8,167
  Federal Home Loan Bank Borrowings ................       13,290        10,830
  Other borrowed funds .............................       10,800        11,900
  Other liabilities ................................        3,309         2,794
                                                        ---------     ---------

      TOTAL LIABILITIES ............................      272,202       251,910
                                                        ---------     ---------

SHAREHOLDERS' EQUITY:
  Common stock ($1.67 par value, 15,000,000
    shares authorized; 2,629,025 and 2,587,895
    shares issued and outstanding, respectively) ...        4,384         4,315
  Paid-in capital ..................................       14,252        13,965
  Retained earnings ................................        1,638            14
  Unrealized gain (loss) on securities
     available for sale, net of income taxes .......          (10)           (9)
                                                        ---------     ---------

TOTAL SHAREHOLDERS' EQUITY .........................       20,264        18,285
                                                        ---------     ---------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY .........    $ 292,466     $ 270,195
                                                        =========     =========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           FIRST UNITED BANCORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                            THREE MONTHS ENDED
                                                           June 30,     June 30,
                                                             1997          1996
                                                             ----          ----
                                                           (In thousands except
                                                               per share data)
INTEREST INCOME:
  Loans ..............................................       $6,691       $5,257
  Federal funds sold .................................          116          175
  Taxable investment securities ......................          480          386
  Non-taxable investment securities ..................           61           62
                                                             ------       ------
  Total interest income ..............................        7,348        5,880
                                                             ------       ------
INTEREST EXPENSE:
  Interest on deposits ...............................        2,665        1,889
  Interest on securities sold under
    repurchase agreements ............................           47           41
  Interest on other borrowed funds ...................          385          283
                                                             ------       ------
  Total interest expense .............................        3,097        2,213
                                                             ------       ------

  Net interest income ................................        4,251        3,667
  Provision for loan losses ..........................          300          464
                                                             ------       ------
  Net interest income after provision
    for loan losses ..................................        3,951        3,203
                                                             ------       ------
OTHER INCOME:
  Service charges on deposit accounts ................          215          157
  Other service charges, commissions & fees ..........          228          239
  Other income .......................................           70          103
                                                             ------       ------
  Total other income .................................          513          499
                                                             ------       ------
OTHER EXPENSES:
  Salaries, wages and benefits .......................        1,758        1,637
  Occupancy expenses .................................          195          182
  Furniture and equipment expenses ...................          194          133
  Other operating expenses ...........................          839        1,031
                                                             ------       ------
  Total other expenses ...............................        2,986        2,983
                                                             ------       ------

Income before income taxes ...........................        1,478          719
Provision for income taxes ...........................          517          250
                                                             ------       ------

NET INCOME ...........................................       $  961       $  469
                                                             ======       ======

PER SHARE DATA:
  Primary ............................................       $ 0.35       $ 0.17
  Fully diluted ......................................       $ 0.35       $ 0.17

AVERAGE COMMON SHARES OUTSTANDING:
  Primary ............................................        2,747        2,717
  Fully diluted ......................................        2,757        2,717

  Cash dividends .....................................       $ 0.03       $ 0.03


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           FIRST UNITED BANCORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                             SIX MONTHS ENDED
                                                         June 30,      June 30,
                                                           1997         1996
                                                           ----         ----
                                                          (In thousands except
                                                             per share data)
INTEREST INCOME:
  Loans ............................................       $13,044       $10,160
  Federal funds sold ...............................           256           250
  Taxable investment securities ....................           936           738
  Non-taxable investment securities ................           125           126
                                                           -------       -------
  Total interest income ............................        14,361        11,274
                                                           -------       -------
INTEREST EXPENSE:
  Interest on deposits .............................         5,130         3,614
  Interest on securities sold
    under repurchase agreements ....................            84            81
  Interest on other borrowed funds .................           803           546
                                                           -------       -------
  Total interest expense ...........................         6,017         4,241
                                                           -------       -------

  Net interest income ..............................         8,344         7,033
  Provision for loan losses ........................           570           785
                                                           -------       -------
   Net interest income after provision
     for loan losses ...............................         7,774         6,248
                                                           -------       -------
OTHER INCOME:
  Service charges on deposit accounts ..............           401           316
  Other service charges, commissions
    and fees .......................................           448           538
  Other income .....................................           176           146
                                                           -------       -------
  Total other income ...............................         1,025         1,000
                                                           -------       -------
OTHER EXPENSES:
  Salaries, wages and benefits .....................         3,578         3,371
  Occupancy expenses ...............................           396           355
  Furniture and equipment expenses .................           387           259
  Other operating expenses .........................         1,689         1,778
                                                           -------       -------
   Total other expenses .............................        6,050         5,763
                                                           -------       -------

Income before income taxes .........................         2,749         1,485
Provision for income taxes .........................           969           507
                                                           -------       -------

NET INCOME .........................................       $ 1,780       $   978
                                                           =======       =======

PER SHARE DATA:
  Primary ..........................................       $  0.65       $  0.36
  Fully diluted ....................................       $  0.65       $  0.36

AVERAGE COMMON SHARES OUTSTANDING:
  Primary ..........................................         2,732         2,723
  Fully diluted ....................................         2,751         2,723

  Cash dividends ...................................       $  0.03       $  0.03



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           FIRST UNITED BANCORPORATION
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
               FOR YEAR ENDED DECEMBER 31, 1996 AND THE SIX MONTHS
                               ENDED June 30,1997
                                   (Unaudited)
                                 (In thousands)



                                                                                                        UNREALIZED
                                                                                                         NET GAIN
                                                                                                        (LOSS) ON
                                                NUMBER OF                                               SECURITIES          SHARE-
                                                  SHARES        COMMON       PAID-IN      RETAINED      AVAILABLE          HOLDERS'
                                               OUTSTANDING       STOCK       CAPITAL      EARNINGS       FOR SALE           EQUITY

Balance at December 31, 1995................       2,315         $3,859        $11,269      $ 1,343         $(64)          $ 16,407

Issuance of 116,418
shares of common stock
relating to 5% stock
dividend ...................................         116            195          1,260       (1,458)           -                 (3)

Issuance of 122,959
shares of common stock
relating to 5% stock
dividend ...................................         123            205          1,317       (1,525)           -                 (3)


Cash dividends declared ....................           -              -              -         (292)           -               (292)

Employee stock options
exercised ..................................          34             56            119            -            -                175

Net income .................................           -              -              -        1,946            -              1,946

Change in unrealized
net gain/loss on
securities available
for sale ...................................           -              -              -            -           55                 55
                                                   -----         ------        -------      -------         ----           --------


Balance at December 31, 1996................       2,588          4,315         13,965           14           (9)            18,285

Cash dividends declared ....................           -              -              -         (156)           -               (156)

Employee stock options
exercised ..................................          41             69            287            -            -                356

Net income .................................           -              -              -        1,780            -              1,780

Change in unrealized
net gain/loss on
securities available
for sale ...................................           -              -              -            -           (1)                (1)
                                                   -----         ------        -------      -------         ----           --------


Balance at June 30, 1997....................       2,629         $4,384        $14,252      $ 1,638         $(10)          $ 20,264
                                                   =====         ======        =======      =======         ====           ========





                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           FIRST UNITED BANCORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                            SIX MONTHS ENDED
                                                        June 30,       June 30,
                                                          1997           1996
                                                          ----           ----
                                                              (In thousands)

Cash flows from operating activities :
  Net income .......................................     $  1,780      $    978
  Adjustments needed to reconcile net income to
  net cash used by operating activities :
    Provision for loan losses ......................          570           785
    Depreciation and amortization ..................          455           316
    Net increase in other assets ...................         (429)         (492)
    Net increase in other liabilities ..............          645           182
                                                         --------      --------
      Net cash provided by operating activities ....        3,021         1,769
                                                         --------      --------

Cash flows from investing activities :
  Purchases of investment securities held
    to maturity ....................................         (549)         (100)
  Proceeds from maturities of investment
    securities held to maturity ....................        1,386         1,237
  Purchase of investment securities available
    for sale .......................................       (5,987)       (8,064)
  Proceeds from maturities of investment
    securities available for sale ..................        3,495         3,243
  Net increase in loans ............................      (26,659)      (23,374)
  Net additions to premises and equipment ..........         (297)       (1,244)
                                                         --------      --------
    Net cash used by investing activities ..........      (28,611)      (28,302)
                                                         --------      --------

Cash flows from financing activities :
  Net increase in deposits .........................       23,224        27,522
  Proceeds from other borrowed funds ...............       39,960        19,360
  Principal repayment of other borrowed funds ......      (38,600)      (13,645)
  Net increase (decrease) in securities
    sold under repurchase agreements ...............       (4,807)        1,078
  Proceeds from issuance of common stock ...........          226            96
  Cash dividends ...................................         (156)         (140)
                                                          -------      --------
    Net cash provided by financing activities ......       19,847        34,271
                                                          -------      --------
Net increase (decrease) in cash and cash
  equivalents ......................................       (5,743)        7,738

Cash and cash equivalents, beginning of period .....       21,828        11,453
                                                         --------      --------

Cash and cash equivalents, end of period ...........     $ 16,085      $ 19,191
                                                         ========      ========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  FIRST UNITED BANCORPORATION AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS



(1)  BASIS OF PRESENTATION

The interim consolidated financial statements include the accounts of First United Bancorporation (the "Company") and its wholly owned subsidiaries, Anderson National Bank, Spartanburg National Bank, The Community Bank of Greenville, N.A., and Quick Credit Corporation.


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies is included in the 1996 Annual Report to Shareholders.


(3)      COMMON STOCK, EARNINGS PER SHARE, AND STOCK DIVIDENDS

On July 15, 1996 and December 13, 1996, the Company's Board of Directors declared five percent stock dividends. Accordingly, outstanding shares of common stock were increased and a transfer representing the fair market value of additional shares issued was made from retained earnings to common stock at par value, cash for payment of fractional shares and the balance to additional paid-in- capital. Per share data for the 1996 periods have been restated to reflect these dividends as if they had occurred prior to the 1996 periods presented.

During the period ended June 30,1997, the Company issued 41,130 shares of its common stock at an average price of $5.49 per share in connection with the exercise of stock options under its employee stock option plans.

The Company calculates its earnings per share by dividing net earnings for the periods presented by the weighted average equivalent shares outstanding using the treasury stock method. Common stock equivalents include options issued under the Company's employee stock option plans.


(4)      MANAGEMENT'S OPINION

In the opinion of management, the accompanying interim consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of the Company and its subsidiaries at June 30, 1997, the results of their operations for the quarters and six months ended June 30, 1997 and 1996, and the statements of their cash flows for the six months ended June 30, 1997 and 1996.

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

                                     PART I
                                     ITEM 2


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


DISCUSSION OF CHANGES IN FINANCIAL CONDITION

     Total assets increased $22,271,000, or 8.2%, from December 31, 1996 to $292,466,000 at June 30, 1997.

     As a result of an increase in the amount of outstanding loans at the Company's three bank subsidiaries, total loans, the largest single category of assets, increased $26,374,000, or 12.8%, to $231,925,000 at June 30, 1997. Total
loans outstanding at June 30, 1997 for Spartanburg National Bank amounted to $100,049,000, a 10.2% increase from the $90,833,000 reported at December 31, 1996. Total outstanding loans, net of inter-company loans, at Anderson National Bank at June 30, 1997 amounted to $91,252,000, a 6.6% increase from the $85,610,000 in total outstanding loans, net of inter-company loans, at December 31, 1996. At June 30, 1997, total loans outstanding for The Community Bank of Greenville, N.A. amounted to $31,567,000, an increase of $12,531,000, or 65.8%, from the $19,036,000 in outstanding loans at December 31, 1996. During the six month period ended June 30, 1997 Quick Credit Corporation experienced a decrease in total outstanding loans of $1,015,000, or 10.1%, largely as a result of seasonal pay downs.

     Premises, furniture and equipment decreased slightly during the period as a result of depreciation associated with these assets.

     The Company's securities portfolios, collectively, at amortized cost, increased slightly from year-end 1996 levels as a result of additional purchases during the period. Cash and due from banks increased $1,707,000, or 21.0%, to $9,835,000 at June 30, 1997 as a result of an increase in uncollected funds in correspondent bank accounts at quarter end. Federal funds sold decreased $7,450,000, or 54.4%, during the period as the Company used these funds to help fund its loan growth and to purchase additional securities.

     During the six month period ended June 30, 1997, the Company liquidated one parcel of other real estate owned valued at $11,000, thus reducing the amount of other real estate owned to $74,000 at June 30, 1997. Management continues to pursue liquidation of the remaining piece of property currently owned.

     Other assets, comprised largely of accrued interest receivable, prepaid expenses and deferred taxes, increased $386,000, or 9.4%, from the year-end 1996 level primarily as a result of an increase in the amount of accrued interest receivable on the Company's loan portfolio resulting from the increase in the volume of outstanding loans during the six-month period ended June 30, 1997.

     Total liabilities increased $20,292,000, or 8.1%, as a result of a $23,224,000, or 10.6%, increase in total deposits at the Company's banking subsidiaries. The largest dollar and percentage increase in a single category of deposits was in certificates of deposit of less than $100,000, which increased $13,327,000, or 14.1%. During the six month period ended June 30, 1997, the Company also experienced an increase in the volume of certificates of deposit greater than $100,000 of $5,600,000, or 13.6%.

     Securities sold under agreements to repurchase, comprised largely of overnight repurchase agreements, decreased $4,807,000, or 58.9%, from the year-end 1996 level. This significant decrease is largely attributable to a single customer of Spartanburg National Bank which reduced its level of invested temporary funds during the period from the unusually high levels it had at year-end 1996.

     During the period ended June 30, 1997, the Company increased its level of Federal Home Loan Bank advances $2,460,000, or 22.7%, to $13,290,000 at June 30, 1997. The increased Federal Home Loan Bank advances were utilized to help fund the Company's loan growth during the period. Other borrowed funds, comprised of various types of borrowings by Quick Credit Corporation and borrowings by the parent company, decreased $1,100,000, or 9.2%, during the period as a result of principal reductions made by Quick Credit Corporation on its borrowings.

     Other liabilities, comprised largely of accrued expenses payable increased $515,000, or 18.4%, to $3,309,000 at June 30, 1997. The increase resulted largely from an increase in interest payable on deposit accounts and an increase in income taxes payable.

     Shareholders' equity increased $1,979,000 from December 31, 1996 to $20,264,000 at June 30, 1997 as a result of net earnings for the six month period of $1,780,000 and the exercise of stock options under the Company's Employee Stock Option Plans in the amount of $356,000. These increases were partially offset by the declaration of cash dividends in the amount of $156,000 during the period and an increase in the amount of net unrealized losses on the Company's "available for sale" securities portfolio of $1,000.


RESULTS OF OPERATIONS

Six month period ended June 30, 1997 vs. Six month period ended June 30, 1996

Earnings Review

     The consolidated Company's operations for the six months ended June 30, 1997 resulted in net income of $1,780,000, an 82.0% increase over the $978,000 in net income recorded for the comparable 1996 six month period. The increase in consolidated earnings for the 1997 period is largely attributable to a $1,311,000, or 18.6%, increase in the Company's net interest income resulting largely from an increase in interest and fee income generated by a larger loan portfolio in the 1997 period, an increase in earnings recorded by the Company's consumer finance subsidiary, Quick Credit Corporation, mainly attributable to a decrease in this subsidiary's provision for loan losses in the 1997 period and to profitable operations of the Company's newest bank subsidiary, The Community Bank of Greenville, N.A. during the 1997 period.

     Anderson National Bank recorded net earnings of $892,000 for the six month period ended June 30, 1997, a 34.5% increase over the $663,000 recorded for the six month period ended June 30, 1996. The increase in earnings for this subsidiary is largely attributable to an increase in net interest income of $454,000, or 19.1%, resulting primarily from an increase of $989,000, or 28.4%, in interest and fee income on a larger loan portfolio in the 1997 period.

     Spartanburg National Bank recorded net earnings of $663,000 for the six month period ended June 30, 1997, a 29.0% increase over the $514,000 recorded for the six month period ended June 30, 1996. The increase in earnings for this subsidiary, like that of Anderson National Bank, resulted from an increase in net interest income of $377,000, or 17.7%, and is primarily attributable to an increase of $820,000, or 22.4%, in interest and fee income on a larger loan portfolio in the 1997 period.

     The Community Bank of Greenville, N.A., which commenced banking operations on April 17, 1996, recorded net earnings of $1,000 for the six month period ended June 30, 1997 compared to a net loss of $214,000 for the six month period ended June 30, 1996.

     Quick Credit Corporation recorded net earnings of $307,000 for the six month period ended June 30, 1997, a 248.9% increase over the $88,000 recorded for the 1996 six month period. The significant increase in earnings for this subsidiary resulted primarily from a $450,000, or 69.8%, reduction in the provision for loan losses for the 1997 period when compared to the 1996 period.

Interest Income, Interest Expense and Net Interest Income

     Net interest income, the major component of the Company's income, is the amount by which interest and fees on interest earning assets exceeds the interest paid on interest bearing deposits and other interest bearing funds. The Company's net interest income increased $1,311,000, or 18.6%, to $8,344,000 for the six month period ended June 30, 1997 compared to $7,033,000 for the six month period ended June 30, 1996. The increase is primarily attributable to an increase in interest and fee income on loans at the Company's banking subsidiaries resulting from an increase in the volume of outstanding loans for the 1997 period when compared to the 1996 period.

     The Company's total interest income increased $3,087,000, or 27.4%, to $14,361,000 for the 1997 period compared to $11,274,000 for the 1996 period. Of the $3,087,000 increase in total interest income, $2,884,000, or 93.4%, is attributable to an increase in loan interest and fee income resulting from a $60,223,000, or 38.4%, increase in the volume of average outstanding loans during the 1997 period. The Company's average outstanding loans for the 1997 period were $217,050,000 compared to $156,827,000 for the 1996 period. The average yield on loans for the six month period ended June 30,1997 was 12.02% compared to 12.97% for the six month period ended June 30, 1996.

     Primarily as a result of the impact of the Community Bank of Greenville, N.A. on the Company's consolidated balance sheet, average balances on securities and federal funds sold, collectively, increased by $5,914,000, or 15.5%, in the 1997 period when compared to the 1996 period. Largely as a result of this increase, interest income on these categories of earning assets, collectively, increased by $203,000, or 18.2%.

     Interest expense on deposits increased $1,516,000, or 42.0%, to $5,130,000 for the six month period ended June 30, 1997 compared to $3,614,000 for the six month period ended June 30, 1996. The increase is attributable to an increase of $54,235,000, or 35.8%, in the volume of average interest-bearing deposits for the 1997 period when compared to the 1996 period coupled with an increase in the Company's costs of interest-bearing deposits resulting from increases in the rates paid for those deposits in the 1997 period. The weighted average cost of interest bearing deposits for the first six months of 1997 was 5.00% compared to 4.78% for the first six months of 1996.

     Interest expense on Securities Sold Under Repurchase Agreements increased slightly in the 1997 period primarily as a result of a small increase in the average volume of outstanding Repurchase Agreements during the 1997 period. Interest expense incurred by the Company's banking subsidiaries on average borrowings of $12,164,000 from the Federal Home Loan Bank of Atlanta for the 1997 period amounted to $360,000, a 328.6% increase over the $84,000 incurred in the 1996 quarter. The increase in interest expense on Federal Home Loan Bank borrowings resulted from an increase in the average amount borrowed during the 1997 period. Interest expense on the various categories of other interest-bearing liabilities, which includes Subordinated Debt, Federal Funds Purchased and Other Borrowed Funds, collectively, decreased $19,000, or 4.1%, in the 1997 period when compared to the 1996 period. The decrease in interest expense associated with these other interest-bearing liabilities is largely attributable to a decrease in interest expense incurred by Quick Credit Corporation on a lower average of outstanding borrowings in the 1997 period.

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

     Management considers the allowance for loan losses adequate to absorb losses on loans outstanding at June 30, 1997 and in the opinion of management, there are no material risks or significant loan concentrations in the present portfolio.

     The allowance for loan losses was $3,445,000 at June 30, 1997 compared to $2,622,000 at June 30, 1996. At June 30, 1997 and June 30, 1996, the allowance for loan losses as a percentage of outstanding loans was 1.49% and 1.54%, respectively. During the six month period ended June 30, 1997, the Company experienced net charge-offs of $285,000, or 0.14%, of average loans, compared to net charge offs of $482,000, or 0.31% of average loans for the six month period ended June 30, 1996. The Company made provisions for loan losses of $570,000 during the 1997 six month period compared to $785,000 for the 1996 six month period, a decrease of 27.4%. The decrease in net charge-offs and resulting decrease in the provision for loan losses for the 1997 period is attributable to improved collection results at Quick Credit Corporation.

     Anderson National Bank recorded a provision for loan losses of $95,000 in the 1997 period as a result of increases in the volume of outstanding loans. Anderson National Bank made no provision in the 1996 period. For the six month period ended June 30, 1997, this subsidiary recorded net recoveries of $79,000 compared to net recoveries of $14,000 for the 1996 six month period.

     The Community Bank of Greenville, N.A. recorded a provision for loan losses of $110,000 in the 1997 period compared to $45,000 for the 1996 period as it continued to establish its allowance for loan losses. This subsidiary has not experienced any loan losses since commencing operations.

     Spartanburg National Bank recorded a provision for loan losses of $170,000 for the 1997 period compared to $95,000 for the 1996 period. The increase in the provision made by this subsidiary was a result of loan growth and an increase in the amount of charged-off loans experienced by this subsidiary during the 1997 period. For the six month period ended June 30, 1997, this subsidiary recorded net charge-offs of $63,000 compared to net charge-offs of $26,000 for the 1996 comparable period.

     Quick Credit Corporation recorded a provision for loan losses of $195,000 for the six month period ended June 30, 1997 compared to $645,000 for the 1996 six month period and to $1,731,000 for all of fiscal 1996. The decrease in this subsidiary's provision for the 1997 period resulted from a decrease in the number and volume of loans charged off, a decrease in the volume of outstanding loans during the 1997 period and a moderate decline in the volume of overdue loans. For the six month period ended June 30, 1997, this subsidiary recorded net charge offs of $300,000, or 3.28% of average outstanding loans, compared to net charge offs of $471,000, or 4.74%, of average outstanding loans for the 1996 six month period and to $1,144,000, or 11.66%, of average outstanding loans for fiscal 1996. Quick Credit Corporation's customers are generally in the low-to-moderate income group of borrowers. Over the past several years there has been a proliferation of small consumer loan companies and other consumer debt providers competing for pieces of this segment of the consumer debt market. It is not unusual for customers of Quick Credit Corporation simultaneously to have loans outstanding at several small loan companies which results in some customers incurring more debt than they can service. Quick Credit Corporation increased its allowance for loan losses as a percentage of outstanding loans, net of unearned income, from 8.15% at June 30, 1996 to 11.96% at June 30, 1997 as a result of the increase in charge offs experienced during 1996. The increase in charge offs experienced during 1996 resulted from an increase in customers' inability to make scheduled payments and an increase in declarations of bankruptcy.

     At June 30, 1997 the Company had $692,000 in non-accrual loans, which are considered impaired, $278,000 in loans past due 90 days or more and still accruing interest and $74,000 in OREO, compared to $233,000, $296,000, and $74,000, respectively at June 30, 1996 and to $437,000, $416,000, and $85,000,
respectively at December 31, 1996. At June 30, 1997 and 1996, and December 31, 1996, the Company did not have a material amount of restructured loans.

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

Other Income

     Total other income for the 1997 period increased slightly over other income recorded for the 1996 period. During the 1997 period the Company experienced an $85,000, or 26.9% increase in service charge income on deposit accounts as a result of a larger deposit base and increases in fees levied on its existing deposit base. The increase in service charge income on deposit accounts was more than offset by a decline of $90,000, or 16.7%, in other service charges, commission and fee income items. The largest two contributors to this decrease were a decline in fee income derived from the sale of alternative investment products and a decrease in mortgage loan fees. During the 1997 period the

Company recorded a gain on the sale of equity securities from its available for sale securities portfolio of $38,000, which is included in other income.

Other Expenses

     Total other expenses increased $287,000, or 5.0%, in the 1997 period over the 1996 comparable period. Salaries, wages and benefits ("personnel expense"), the largest category of other operating expenses, increased $207,000, or 6.1%, in the 1997 period over the 1996 period. The increase in personnel expense is largely attributable to additional staffing for The Community Bank of Greenville, N.A., which commenced operations in April 1996.

     Occupancy expense and furniture and equipment expense increased, 11.55% and 49.4%, respectively, in the 1997 period as a result of expenses associated with The Community Bank of Greenville, N.A., which opened in April of 1996 and the opening of a new branch for Spartanburg National Bank, which opened in September of 1996.

     Miscellaneous other operating expenses declined $89,000, or 5.0%, largely as a result of a decrease in the amount of consultant fees incurred in the 1997 period and a reduction in expenses attributable to the Company's reengineering project conducted in 1996.

Income Taxes

     As a result of increased income before income taxes, the Company incurred income tax expense of $969,000 for the year-to-date period ended June 30, 1997 compared to income tax expense of $507,000 for the period ended June 30, 1996.

Quarter ended June 30, 1997 vs. Quarter ended June 30, 1996

Earnings Review

     The consolidated Company's operations for the three months ended June 30, 1997 resulted in net income of $961,000, a 104.9% increase over the $469,000 in net income recorded for the comparable 1996 three month period. The increase in consolidated earnings for the 1997 period is largely attributable to an increase in the Company's net interest income, resulting largely from an increase in interest and fee income generated by a larger loan portfolio in the 1997 period, an increase in earnings recorded by the Company's consumer finance subsidiary, Quick Credit Corporation, as a result of lower loan loss provisions, and to profitable operations of the Company's newest subsidiary, The Community Bank of Greenville, N.A., during the 1997 period.

     Anderson National Bank and Spartanburg National Bank recorded net earnings of $455,000 and $367,000, respectively, for the quarter ended June 30, 1997, compared to $357,000 and $275,000, respectively, for the quarter ended June 30, 1996. The increases in earnings for these two subsidiaries are attributable to increases in the net interest margin for both banks resulting from larger volumes of outstanding loans for the 1997 quarter.

     The Community Bank of Greenville, N.A., which commenced operations during the second quarter of 1996, recorded net earnings of $23,000 for the quarter ended June 30, 1997 compared to a recorded loss of $171,000 for the second quarter of 1996.

     Quick Credit Corporation recorded net earnings of $165,000 for the quarter ended June 30, 1997, a 180.0% increase over the $59,000 recorded for the second quarter of 1996. The significant increase in earnings for this subsidiary resulted primarily from a $254,000, or 70.9%, reduction in the provision for loan losses for the 1997 period when compared to the 1996 period.

Interest Income, Interest Expense and Net Interest Income

     The Company's net interest income increased $584,000, or 15.9%, to $4,251,000 for the three month period ended June 30, 1997 compared to $3,667,000 for the three month period ended June 30, 1996. The increase is largely attributable to an increase in interest and fee income on loans at the Company's banking subsidiaries resulting from an increase in the volume of outstanding loans for the 1997 quarter when compared to the 1996 quarter.

     The Company's total interest income increased $1,468,000, or 25.0%, to $7,348,000 for the 1997 quarter compared to $5,880,000 for the 1996 quarter. Of the $1,468,000 increase, $1,434,000 is attributable to an increase in loan interest and fee income resulting from a 38.1% increase in the volume of outstanding loans for the 1997 quarter. The Company's average outstanding loans for the 1997 quarter were $223,488,000 compared to $161,841,000 for the 1996 quarter. The average yield on loans for the 1997 quarter was 11.98% compared to 13.01% for the 1996 quarter.

     Primarily as a result of the impact of the Community Bank of Greenville, N.A. on the Company's consolidated balance sheet, average balances on securities and federal funds sold, collectively, increased by $1,891,000, or 4.5%, in the 1997 quarter when compared to the 1996 quarter. Largely as a result of this increase, interest income on these categories of earning assets, collectively, increased by $34,000, or 5.5%.

     Interest expense on deposits increased $776,000, or 41.1%, to $2,665,000 for the 1997 quarter compared to $1,889,000 for the 1996 quarter. The increase is attributable to increases in the Company's costs of interest-bearing deposits and an increase of $52,560,000, or 33.2%, in the volume of average interest-bearing deposits for the 1997 quarter when compared to the 1996 quarter. The weighted average cost of interest bearing deposits for the second quarter of 1997 was 5.06% compared to 4.77% for the second quarter of 1996.

     Interest expense on Securities Sold Under Repurchase Agreements increased $6,000, or 14.6%, in the 1997 quarter primarily as a result of an increase in the rates paid on these short-term funds in the 1997 quarter. Interest expense incurred by the Company's banking subsidiaries on average borrowings of $12,165,000 from the Federal Home Loan Bank of Atlanta for the 1997 quarter amounted to $179,000, a 347.5% increase from the $40,000 incurred in the 1996 quarter. The increase in interest expense on Federal Home Loan Bank borrowings resulted from an increase in the amount borrowed during the 1997 quarter. Interest expense on the various categories of other interest-bearing liabilities, which includes Subordinated Debt, Federal Funds Purchased and Other Borrowed Funds, collectively, decreased $37,000, or 18.0%, in the 1997 quarter when compared to the 1996 quarter. The decrease in interest expense associated with these other interest-bearing liabilities is largely attributable to a decrease in interest expense incurred by Quick Credit Corporation on a lesser amount of borrowings in the 1997 quarter.

Provision and Allowance for Loan Losses, Loan Loss Experience

     The provision for loan losses was $300,000 for the quarter ended June 30, 1997, a $164,000, or 35.3%, decrease from the $464,000 provision made for the quarter ended June 30, 1996. The decrease for the 1997 period is largely the result of a decrease in the provision made by Quick Credit Corporation during the 1997 period when compared to the 1996 period. For the quarter ended June 30, 1997, the Company recorded net loan charge-offs of $263,000, or 0.12%, of average outstanding loans compared to $232,000, or 0.14% of average outstanding loans for the 1996 quarter.

     Quick Credit Corporation recorded a provision for loan losses of $105,000 for the quarter ended June 30, 1997 compared to $359,000 for the 1996 quarter and to $1,731,000 for fiscal 1996. The decrease in this subsidiary's provision for the 1997 period resulted from a decrease in the number and volume of loans charged off, a decrease in the volume of outstanding loans during the 1997 period and a moderate decline in the volume of overdue loans. For the quarter ended June 30, 1997, this subsidiary recorded net charge offs of $132,000, or 1.61% of average outstanding loans, compared to net charge offs of $223,000, or 2.40%, of average outstanding loans for the 1996 quarter and to $1,144,000, or 11.66%, of average outstanding loans for fiscal 1996.

     Anderson National Bank recorded a provision for loan losses of $20,000 for the quarter ended June 30, 1997 and made no provision in the 1996 quarter. For the quarter ended June 30,1997, this subsidiary recorded net charge-offs of $88,000 compared to net recoveries of $5,000 for the 1996 quarter.

     Spartanburg National Bank recorded a provision for loan losses of $120,000 for the quarter ended June 30, 1997 compared to $45,000 for the 1996 quarter. The increase in the provision made by this subsidiary was primarily the result of loan growth experienced by this subsidiary during the 1997 period. For the quarter ended June 30, 1997, this subsidiary recorded net charge-offs of $42,000 compared to net charge-offs of $14,000 for the 1996 quarter.

     The Community Bank of Greenville, N.A. recorded a provision for loan losses of $55,000 in the 1997 quarter compared to $45,000 for the 1996 quarter as it continued to establish its allowance for loan losses. This subsidiary has not experienced any loan losses since commencing operations.

Other Income

     Total consolidated other income for the 1997 quarter increased slightly over consolidated total other income recorded for the 1996 quarter. During the 1997 quarter the Company experienced a $58,000, or 36.9% increase in service charge income on deposit accounts as a result of a larger deposit base and increases in fees levied on its existing deposit base. The increase in service charge income on deposit accounts was partially offset by declines in other service charges, commissions and fee income accounts and miscellaneous other income items.

Other Expenses

     Total other expenses recorded in the 1997 quarter remained relatively unchanged from the levels recorded in the 1996 comparable quarter. Salaries, wages and benefits ("personnel expense"), the largest category of other operating expenses, increased $121,000, or 7.4%, in the 1997 quarter when compared to the 1996 quarter. The increase in personnel expense is largely attributable to additional staffing for The Community Bank of Greenville, N.A., which commenced operations in the second quarter of 1996 and to normal increases in employees salaries.

     Occupancy expense and furniture and equipment expenses, collectively, increased $74,000, or 23.5%, in the 1997 quarter largely as a result of expenses associated with The Community Bank of Greenville, N.A. and a new branch facility for Spartanburg National Bank which opened during the third quarter of 1996.

     Other operating expenses, the second largest category of other expenses, decreased $192,000, or 18.6%, in the 1997 quarter. The significant decrease resulted primarily from a decrease in consultant fees paid in the 1997 quarter and a decrease in expenses, primarily advertising and supplies, in the 1997 quarter when compared to the 1996 quarter associated with the opening of The Community Bank of Greenville, N.A. which opened during the second quarter of 1996.

Income Taxes

     As a result of increased income before income taxes, the Company incurred income tax expense of $517,000 for the quarter ended June 30, 1997 compared to income tax expense of $250,000 for the quarter ended June 30, 1996.


LIQUIDITY

     Liquidity management involves meeting the cash flow requirements of the Company. The Company's liquidity position is primarily dependent upon its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and upon the liquidity of its assets. The Company's primary liquidity sources include cash and due from banks, federal funds sold and "securities available for sale". In addition, the Company (through Anderson National Bank, Spartanburg National Bank and The Community Bank of Greenville, N.A.) has the ability, on a short-term basis, to borrow funds from the Federal Reserve System and to purchase federal funds from other financial institutions. Spartanburg National Bank, Anderson National Bank and The Community Bank of Greenville, N.A. are also members of the Federal Home Loan Bank System and have the ability to borrow both short and longer term funds on a secured basis. At June 30, 1997 Anderson National Bank had $240,000 in long-term advances from the Federal Home Loan Bank of Atlanta and $8,000,000 in short term advances. At June 30, 1997 Spartanburg National Bank had $550,000 in long-term advances and $4,500,000 in short-term advances from the Federal Home Loan Bank of Atlanta. Both Anderson National Bank and Spartanburg National Bank have lines of credit established with the Federal Home Loan Bank of Atlanta in excess of their existing advances at June 30, 1997.

     First United Bancorporation, the parent holding company, has limited liquidity needs. First United requires liquidity to pay limited operating expenses and dividends, and to service its debt. In addition, First United has two lines of credit with third party lenders totaling $6,100,000, of which $300,000 was available at June 30, 1997. One of these lines is a $6,000,000 line of credit with an unaffiliated third party lender to be used for general corporate purposes and allows for interest to be paid on a quarterly basis for a period of up to five (5) years if certain criteria are met. At the end of five
(5) years, or sooner if the Company desires, the line of credit can be converted to a term loan with quarterly interest payments and annual principal reductions required over a period of five (5) years. The line of credit bears interest at a variable rate. Further sources of liquidity for First United include management fees which are paid by all of its subsidiaries and dividends from its subsidiaries.

     At June 30, 1997, the Company's consumer finance subsidiary, Quick Credit Corporation, had debt outstanding of $800,000 in the form of subordinated debt and $4,200,000 outstanding under an $18,000,000 line of credit secured by Quick Credit Corporations's loans receivable with a third party lender.

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

     For bank holding companies with total assets of more than $150 million, such as the Company, capital adequacy is generally evaluated based upon the capital of its banking subsidiaries. Generally, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") expects bank holding companies to operate above minimum capital levels. The Office of the Comptroller of the Currency ("Comptroller") regulations establish the minimum leverage capital ratio requirement for national banks at 3% in the case of a national bank that has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other national banks are expected to maintain a ratio of at least 1% to 2% above the stated minimum. Furthermore, the Comptroller reserves the right to require higher capital ratios in individual banks on a case by case basis when, in its judgment, additional capital is warranted by a deterioration of financial condition or when high levels of risk otherwise exist. The Company's subsidiary banks have not been notified that they must maintain capital levels above regulatory minimums. The Company's leverage capital ratio was 6.90% and 6.72% at June 30, 1997 and December 31, 1996,
respectively. The leverage capital ratios for Anderson National Bank, Spartanburg National Bank and The Community Bank of Greenville, N.A. were 7.42%,7.26% and 8.63%, respectively at June 30, 1997, compared to 7.25%, 6.74%
and 10.45%, respectively, at December 31, 1996. The decline in The Community Bank of Greenville's leverage ratio is a result of asset growth experienced during the period ended June 30, 1997.

     The Federal Reserve Board has adopted a risk-based capital rule which requires bank holding companies to have qualifying capital to risk-weighted assets of at least 8.00%, with at least 4% being "Tier 1" capital. Tier 1 capital consists principally of common stockholders' equity, noncumulative preferred stock, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets. "Tier 2" (or supplementary) capital consist of general loan loss reserves (subject to certain limitations), certain types of preferred stock and subordinated debt, and certain hybrid capital instruments and other debt securities such as equity commitment notes. A bank holding company's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital components, provided that the maximum amount of Tier 2 capital that may be treated as qualifying capital is limited to 100% of Tier 1 capital. The Comptroller imposes a similar standard on national banks. The regulatory agencies expect national banks and bank holding companies to operate above minimum risk-based capital levels. The Company's risk-based capital ratio was 10.26% and its Tier 1 capital to risk weighted assets ratio was 8.94% at June 30, 1997, compared to 10.30% and 8.92%, respectively, at December 31, 1996. The risk-based capital ratios for Anderson National Bank, Spartanburg National Bank and The Community Bank of Greenville, N.A. were 10.50%, 10.63% and 13.47%, respectively, at June 30, 1997 compared to 10.35%,
9.99% and 18.76%, respectively, at December 31, 1996. Their Tier 1 capital to risk weighted assets ratios were 9.39%, 9.51% and 12.51%, respectively, at June 30, 1997 compared to 9.34%, 8.90% and 17.88%, respectively, at December 31, 1996. The decline in The Community Bank of Greenville, N.A.'s risk-based capital ratio and its Tier 1 capital to risk weighted assets ratio was a result from asset growth experienced during the period ended June 30, 1997.

     The Company opened its new bank subsidiary, The Community Bank of Greenville, N. A., in the city of Greenville, South Carolina on April 17, 1996. The Company capitalized this new bank subsidiary with $4.5 million of capital acquired from proceeds available to the Company under a line of credit with an unaffiliated third-party lender which had committed to lend the Company up to $6 million. During the quarter ended June 30, 1997, the Company injected $500,000 in additional capital in Spartanburg National Bank to facilitate continued asset growth at this subsidiary.

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


ACCOUNTING AND REPORTING MATTERS

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 simplifies the current computation of earnings per share and makes the United States standards for the computation more compatible with international earnings per share standards. The Statement requires dual presentation of earnings per share for all entities with complex capital structures. It also replaces the presentation of primary earnings per share with a presentation of basic earnings per share. The Statement is effective for the Company for the year ended December 31, 1997. The Company does not anticipate that adoption of this Statement will have a material effect on its financial statements.

     In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income." This Statement requires that all items that are required to be recognized under accounting standards as comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. The Statement is effective for fiscal years beginning after December 15, 1997. The Company does not anticipate that adoption of SFAS No. 130 will have a material effect on its financial statements.

     In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." This Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 requires that a public enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the way the operating segments were determined, and other items. This Statement is effective for fiscal years beginning after December 15, 1997. The Company does not anticipate that adoption of SFAS No. 131 will have a material effect on its financial statements other than possible reporting changes relative to Quick Credit Corporation, its consumer finance subsidiary.

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

                  None

Item 3.           Defaults Upon Senior Securities.

                  None

Item 4.           Submission of Matters to a Vote of Security Holders.

                  The Company's annual shareholders' meeting was held April 22, 1997. The purpose of the meeting was: (1) to elect ten directors of the Company, with four directors to serve one-year terms; two directors to serve two-year terms and four directors to serve three-year terms; (2) to ratify the appointment of KPMG Peat Marwick as independent auditors for the Company for fiscal year-ending December 31, 1997; and (3) to transact such other business as may properly come before the Annual Meeting or any adjournment thereof.

                  Results  of the meeting  were (1) James G. Bagnal III,  Ronald
                  K. Earnest, Frank W. Wingate and J. Donald King, Sr. were elected to serve one-year terms as directors; Donald C. Roberts, M.D. and G. Weston Nalley were elected to serve two-year terms as directors; and Mason Y. Garrett, Dan C. Breeden, Jr., T.Ree McCoy, Jr. and Robert V. Pinson were elected to serve three-year terms as directors by a vote of 2,283,055 shares For and 61 shares to Withhold Authority; and
                  (2) the election of KPMG Peat Marwick as the Company's auditors for fiscal 1997 was approved by a vote of 2,280,831 shares For and 2,285 shares Abstaining. There was no other business to come before the meeting.

Item 5.           Other Information.

                  None


Item 6.            Exhibits and Reports on Form 8-K.

                  (a)      Exhibits

                           Exhibit 27- Financial Data Schedule

                  (b)      Reports on Form 8-K

                           None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                FIRST UNITED BANCORPORATION

Dated: July 30, 1997            s/Mason Y. Garrett, President
                                  and Chief Executive Officer


                                s/William B. West, Sr. Vice
                                  President and Chief Financial
                                  and Accounting Officer

Exhibit Index

Exhibit No.         Description

    27              Financial Data Schedule