Form 10-Q
period 1997-09-30
FIRST UNITED BANCORPORATION /SC/
filed 1997-11-10
CIK 820379

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For Quarter Ended September 30, 1997

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

                              YES [X]   NO

The number of shares outstanding of each of registrant's classes of common stock as of September 30, 1997:

                    3,971,721 shares of common stock, $1 1/9 Par Value

                               TABLE OF CONTENTS



                                                                            PAGE

PART I ITEM 1  FINANCIAL INFORMATION

       Consolidated Balance Sheets                                           3
              September 30, 1997 (unaudited) and
              December 31, 1996


       Consolidated Statements of Income                                     4
              Three months ended September 30, 1997
              and 1996 (unaudited)

       Consolidated Statements of Income                                     5
              Nine months ended September 30, 1997
              and 1996 (unaudited)

       Consolidated Statements of Changes in
       Shareholders' Equity                                                  6
              Year ended December 31, 1996 and nine
              months ended September 30, 1997 (unaudited)
       Consolidated Statements of Cash Flows
              Nine months ended September 30, 1997                           7
              and 1996(unaudited)

       Notes to Consolidated Financial Statements                            8
              (unaudited)


PART I ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS                               10


PART II  OTHER INFORMATION                                                  25


SIGNATURES                                                                  26

                           FIRST UNITED BANCORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                                             September 30,              December 31,
                                                                                                  1997                       1996
                                                                                              (Unaudited)
                                                                                                  ----                       ----
                                                                                                           (In thousands)
ASSETS:
  Cash and due from banks ................................................................           $   8,967            $   8,128
  Federal funds sold .....................................................................               9,000               13,700
  Investment securities:
    Held to maturity (Market value of $7,327 and 8,006) ..................................               7,193                7,843
    Available for sale (Cost of $26,151 and $26,318) .....................................              26,186               26,304

  Loans ..................................................................................             237,620              205,551
  Less: Allowance for loan losses ........................................................              (3,503)              (3,160)
                                                                                                     ---------            ---------
                                   Net loans .............................................             234,117              202,391

  Premises, furniture and equipment (net) ................................................               7,118                7,627
  Other real estate owned ................................................................                  53                   85
  Other assets ...........................................................................               4,519                4,117
                                                                                                     ---------            ---------

       TOTAL ASSETS ......................................................................           $ 297,153            $ 270,195
                                                                                                     =========            =========

LIABILITIES:
  Demand deposits ........................................................................           $  26,143            $  23,180
  NOW accounts ...........................................................................              27,144               25,143
  Savings and money market deposits ......................................................              36,116               34,113
  Certificates of deposit greater than $100,000 ..........................................              53,115               41,073
  Certificates of deposit less than $100,00 and other time deposits ......................             113,706               94,710
                                                                                                     ---------            ---------

      TOTAL DEPOSITS .....................................................................             256,224              218,219
                                                                                                     ---------            ---------

  Securities sold under repurchase agreements ............................................               2,989                8,167
  Federal Home Loan Bank Borrowings ......................................................               2,750               10,830
  Other borrowed funds ..................................................................               10,300               11,900
  Other liabilities ......................................................................               3,733                2,794
                                                                                                     ---------            ---------

      TOTAL LIABILITIES ..................................................................             275,996              251,910
                                                                                                     ---------            ---------

SHAREHOLDERS' EQUITY:
  Common stock ($1.12 par value, 15,000,000
    shares authorized; 3,971,721 and 2,587,895
    shares issued and outstanding, respectively) .........................................               4,416                4,315
  Paid-in capital ........................................................................              14,313               13,965
  Retained earnings ......................................................................               2,406                   14
  Unrealized gain (loss) on securities available for
    sale, net of income taxes ............................................................                  22                   (9)
                                                                                                     ---------            ---------

TOTAL SHAREHOLDERS' EQUITY ...............................................................              21,157               18,285
                                                                                                     ---------            ---------

TOTAL LIABILITIES AND  SHAREHOLDER'S EQUITY ..............................................           $ 297,153            $ 270,195
                                                                                                     =========            =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           FIRST UNITED BANCORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                                          THREE MONTHS ENDED
                                                                                                    September 30     September 30,
                                                                                                      1997                1996
                                                                                                      ----                ----
                                                                                                (In thousands except per share data)
INTEREST INCOME:
  Loans ..............................................................................                $ 7,005                $ 5,649
  Federal funds sold .................................................................                    112                    152
  Taxable investment securities ......................................................                    472                    420
  Non-taxable investment securities ..................................................                     65                     65
                                                                                                      -------                -------

  Total interest income ..............................................................                  7,654                  6,286
                                                                                                      -------                -------

INTEREST EXPENSE:
  Interest on deposits ...............................................................                  2,947                  2,049
  Interest on securities sold under repurchase agreements.............................                     37                     36
  Interest on other borrowed funds ...................................................                    304                    379
                                                                                                      -------                -------
  Total interest expense .............................................................                  3,288                  2,464
                                                                                                      -------                -------
  Net interest income ................................................................                  4,366                  3,822
  Provision for loan losses ..........................................................                    505                    468
                                                                                                      -------                -------

  Net interest income after provision for loan losses.................................                  3,861                  3,354
                                                                                                      -------                -------

OTHER INCOME:
  Service charges on deposit accounts ................................................                    210                    167
  Other service charges, commissions & fees ..........................................                    272                    233
  Other income .......................................................................                     96                     92
                                                                                                      -------                -------

  Total other income .................................................................                    578                    492
                                                                                                      -------                -------

OTHER EXPENSES:
  Salaries, wages and benefits .......................................................                  1,795                  1,646
  Occupancy expenses .................................................................                    219                    204
  Furniture and equipment expenses ...................................................                    203                    149
  Other operating expenses ...........................................................                    904                    977
                                                                                                      -------                -------
  Total other expenses ...............................................................                  3,121                  2,976
                                                                                                      -------                -------
Income before income taxes ...........................................................                  1,318                    870
Provision for income taxes ...........................................................                    456                    317
                                                                                                      -------                -------

NET INCOME ...........................................................................                $   862                $   553
                                                                                                      =======                =======

PER SHARE DATA:
  Primary ............................................................................                $  0.21                $  0.14
  Fully diluted ......................................................................                $  0.21                $  0.14

AVERAGE COMMON SHARES OUTSTANDING:
  Primary ............................................................................                  4,164                  4,042
  Fully diluted ......................................................................                  4,173                  4,042
  Cash dividends .....................................................................                $0.0225                $0.0225


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           FIRST UNITED BANCORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                                          NINE MONTHS ENDED
                                                                                                   September 30        September 30,
                                                                                                       1997                 1996
                                                                                                       ----                 ----
                                                                                                (In thousands except per share data)
INTEREST INCOME:
  Loans ................................................................................               $20,049               $15,809
  Federal funds sold ...................................................................                   370                   405
  Taxable investment securities ........................................................                 1,406                 1,155
  Non-taxable investment securities ....................................................                   190                   191
                                                                                                       -------               -------
  Total interest income ................................................................                22,015                17,560
                                                                                                       -------               -------
INTEREST EXPENSE:
  Interest on deposits .................................................................                 8,077                 5,663
  Interest on securities sold under repurchase agreements ..............................                   121                   117
  Interest on other borrowed funds .....................................................                 1,107                   925
                                                                                                       -------               -------
  Total interest expense ...............................................................                 9,305                 6,705
                                                                                                       -------               -------
  Net interest income ..................................................................                12,710                10,855
  Provision for loan losses ............................................................                 1,075                 1,253
                                                                                                       -------               -------
  Net interest income after provision for loan losses ..................................                11,635                 9,602
                                                                                                       -------               -------
OTHER INCOME:
  Service charges on deposit accounts ..................................................                   611                   490
  Other service charges, commissions & fees ............................................                   720                   748
  Other income .........................................................................                   272                   254
                                                                                                       -------               -------
  Total other income ...................................................................                 1,603                 1,492
                                                                                                       -------               -------
OTHER EXPENSES:
  Salaries, wages and benefits .........................................................                 5,373                 5,017
  Occupancy expenses ...................................................................                   615                   559
  Furniture and equipment expenses .....................................................                   590                   408
  Other operating expenses .............................................................                 2,593                 2,755
                                                                                                       -------               -------
  Total other expenses .................................................................                 9,171                 8,739
                                                                                                       -------               -------
Income before income taxes .............................................................                 4,067                 2,355
Provision for income taxes .............................................................                 1,425                   824
                                                                                                       -------               -------
NET INCOME .............................................................................               $ 2,642               $ 1,531
                                                                                                       =======               =======
PER SHARE DATA:
  Primary ..............................................................................               $  0.64               $  0.38
  Fully diluted ........................................................................               $  0.63               $  0.38
AVERAGE COMMON SHARES OUTSTANDING:
  Primary ..............................................................................                 4,128                 4,067
  Fully diluted ........................................................................                 4,168                 4,067
  Cash dividends .......................................................................               $0.0625               $0.0625


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           FIRST UNITED BANCORPORATION
                   STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR YEAR ENDED DECEMBER 31, 1996 AND THE NINE MONTHS
                             ENDED SEPTEMBER 30,1997

                                   (Unaudited)

                                 (In thousands)


                                              NUMBER OF        COMMON        PAID-IN       RETAINED      UNREALIZED NET     SHARE-
                                               SHARES          STOCK         CAPITAL       EARNINGS       GAIN(LOSS)ON      HOLDERS'
                                             OUTSTANDING                                                   SECURITIES       EQUITY
                                                                                                           AVAILABLE
                                                                                                           FOR SALE
                                             -----------     --------       --------       --------       -----------      --------

Balance at December 31, 1995...........          3,472       $  3,859       $ 11,269       $  1,343        $    (64)       $ 16,407

Issuance of 174,627 shares
of common stock relating to
5% stock dividend......................            175            195          1,260         (1,458)              -              (3)

Issuance of 184,438 shares of
common stock relating to 5%
stock dividend ........................            184            205          1,317         (1,525)              -              (3)

Cash dividends declared ...............              -              -              -           (292)              -            (292)

Employee stock options exercised ......             51             56            119              -               -             175

Net income ............................              -              -              -          1,946               -           1,946

Change in unrealized net gain/loss
on securities available for sale.......              -              -              -              -              55              55
                                                 -----       --------       --------       --------        --------        --------

Balance at December 31, 1996 ..........          3,882          4,315         13,965             14              (9)         18,285

Cash dividends declared ...............              -              -              -           (245)              -            (245)

Cash in lieu of fractional shares
on 3 for 2 stock split ................              -              -              -             (5)              -              (5)

Employee stock options exercised.......             90            101            348              -               -             449

Net income ............................              -              -              -          2,642               -           2,642

Change in unrealized net gain/loss
on securities available for sale ......              -              -              -              -              31              31

                                                 -----       --------       --------       --------        --------        --------

Balance at September 30, 1997..........          3,972       $  4,416       $ 14,313       $  2,406        $     22        $ 21,157
                                                 =====       ========       ========       ========        ========        ========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           FIRST UNITED BANCORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                                                                              NINE MONTHS ENDED
                                                                                                     September 30,     September 30,
                                                                                                         1997              1996
                                                                                                     ------------      ------------
                                                                                                             (In thousands)

Cash flows from operating activities :
  Net income ...............................................................................           $  2,642            $  1,531
  Adjustments needed to reconcile net income to
  net cash used by operating activities :
    Provision for loan losses ..............................................................              1,075               1,253
    Depreciation and amortization ..........................................................                681                 528
    Gain on sale of investments securities available for sale ..............................                (38)                  -
    Net increase in other assets ...........................................................               (461)               (796)
    Net increase in other liabilities ......................................................              1,058                 302
                                                                                                       --------            --------
      Net cash provided by operating activities ............................................              4,957               2,818
                                                                                                       --------            --------

Cash flows from investing activities :
  Purchases of investment securities held to maturity ......................................             (1,103)               (459)
  Proceeds from maturities of investment securities held to maturity .......................              1,748               1,412
  Purchase of investment securities available for sale .....................................             (8,163)             (9,580)
  Proceeds from maturities of investment securities available for sale .....................              8,310               4,483
  Proceeds from sale of investment securities available for sale ...........................                 63                   -
  Net increase in loans ....................................................................            (32,801)            (38,870)
  Net additions to premises and equipment ..................................................                (99)             (1,883)
                                                                                                       --------            --------
      Net cash used by investing activities ................................................            (32,045)            (44,897)
                                                                                                       --------            --------

Cash flows from financing activities :
  Net increase in deposits .................................................................             38,005              34,176
  Proceeds from other borrowed funds .......................................................             46,160              44,735
  Principal repayment of other borrowed funds ..............................................            (55,840)            (32,706)
  Net decrease in securities sold under repurchase agreements ..............................             (5,178)               (113)
  Proceeds from issuance of common stock ...................................................                319                 175
  Cash dividends ...........................................................................               (239)               (217)
                                                                                                       --------            --------
      Net cash provided by financing activities ............................................             23,227              46,050
                                                                                                       --------            --------
Net increase (decrease) in cash and cash equivalents .......................................             (3,861)              3,971

Cash and cash equivalents, beginning of period .............................................             21,828              11,453
                                                                                                       --------            --------
Cash and cash equivalents, end of period ...................................................           $ 17,967            $ 15,424
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


(3)    COMMON STOCK, EARNINGS PER SHARE, STOCK DIVIDEND AND STOCK SPLIT

       On December 13, 1996, the Company's Board of Directors declared a five percent stock dividend. Accordingly, outstanding shares of common stock were increased and a transfer representing the fair market value of additional shares issued was made from retained earnings to common stock at par value, cash for payment of fractional shares and the balance to additional paid-in-capital.

       On July 29, 1997, the Company's Board of Directors declared a three-for-two stock split payable to shareholders of record as of August 15, 1997. The distribution date was August 29, 1997, with fractional shares paid in cash based on the adjusted market value of the stock at the record date.

       The components of shareholders' equity, weighted average shares outstanding, and earnings per share amounts for the prior periods presented have been restated to reflect the distributions of the stock dividend and the stock split. Shares granted upon exercise of options and shares underlying exercisable options pursuant to the Company's stock option plans were increased for the effects of the stock dividend and the three-for-two stock split.

       During the nine month period ended September 30,1997, the Company issued 90,066 shares of its common stock at an average price of $3.54 per share in connection with the exercise of stock options under its employee stock option plans.

       The Company calculates its earnings per share by dividing net earnings for the periods presented by the weighted average equivalent shares outstanding using the treasury stock method. Common stock equivalents include options issued under the Company's employee stock option plans.

(4)    MANAGEMENT'S OPINION

       In the opinion of management, the accompanying interim consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of the Company and its subsidiaries at September 30, 1997, the results of their operations for the three and nine month periods ended September 30, 1997 and 1996, and the statements of their cash flows for the nine month periods ended September 30, 1997 and 1996.

                                     PART I
                                     ITEM 2


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


DISCUSSION OF CHANGES IN FINANCIAL CONDITION

     Total assets increased $26,958,000, or 10%, from December 31, 1996 to $297,153,000 at September 30, 1997.

        As a result of an increase in the amount of outstanding loans at the Company's three bank subsidiaries, total loans, the largest single category of assets, increased $32,069,000, or 15.6%, to $237,620,000 at September 30, 1997.
Total loans outstanding at September 30, 1997 for Spartanburg National Bank amounted to $99,437,000, a 9.5% increase from the $90,833,000 reported at December 31, 1996. Total outstanding loans at Anderson National Bank at September 30, 1997 amounted to $94,322,000, a 10.2% increase from the $85,610,000 in total outstanding loans at December 31, 1996. At September 30, 1997, total loans outstanding for The Community Bank of Greenville, N.A. amounted to $34,678,000, an increase of $15,642,000, or 82.2%, from the $19,036,000 in outstanding loans at December 31, 1996. During the nine month period ended September 30, 1997 Quick Credit Corporation experienced a decrease in total outstanding loans of $889,000, or 8.8%.

       Premises, furniture and equipment decreased $509,000 during the period. Of the decrease, $389,000 resulted from the sale of a parcel of real estate adjoining the Greenville bank's main office originally purchased for future expansion of the Greenville bank. The remaining decrease is attributable to depreciation associated with these categories of assets.

       The Company's securities portfolios, collectively, at amortized cost, decreased slightly from year-end 1996 levels as a result of maturities during the period. Cash and due from banks increased $839,000, or 10.3%, to $8,967,000 at September 30, 1997 as a result of an increase in uncollected funds in correspondent bank accounts at quarter end. Federal funds sold decreased $4,700,000, or 34.3%, during the period as the Company used these funds to help fund its loan growth.

       Other real estate owned decreased $32,000, or 37.7%, during the nine month period ended September 30, 1997 as a result of the liquidation of one parcel of other real estate owned and the write down of another parcel. Management continues to pursue liquidation of the one remaining piece of property currently owned.

       Other assets, comprised largely of accrued income receivable, prepaid expenses and deferred taxes, increased $402,000, or 9.8%, from the year-end 1996 level primarily as a result of an increase in the amount of accrued income receivable on the Company's loan portfolio resulting from the increase in the volume of outstanding loans during the nine month period ended September 30, 1997.

     Total liabilities increased $24,086,000, or 9.6%, as a result of a $38,005,000, or 17.4%, increase in total deposits at the Company's bank subsidiaries. The largest dollar increase in a single category of deposits was in certificates of deposit of less than $100,000, which increased $18,996,000, or 20.1%. The largest percentage increase in a single category of deposits was in certificates of deposit of more than $100,000, which increased 29.3%, or $12,042,000. The Company also experienced increases in various other categories of deposits during the period.

       Securities sold under agreements to repurchase, comprised largely of overnight repurchase agreements, decreased $5,178,000, or 63.4%, from the year-end 1996 level. This significant decrease is largely attributable to a single customer of Spartanburg National Bank which reduced its level of invested temporary funds during the period from the unusually high level it had at December 31, 1996.

       During the period ended September 30, 1997, the Company decreased its balance of Federal Home Loan Bank borrowings $8,080,000, or 74.6%, to $2,750,000 at September 30, 1997. Other borrowed funds, comprised of various types of borrowings by Quick Credit Corporation and borrowings by the parent company, decreased $1,600,000, or 13.5%, during the period as a result of principal reductions made by Quick Credit Corporation and the parent company on their borrowings.

       Other liabilities, comprised largely of accrued expenses payable increased $939,000, or 33.6%, to $3,733,000 at September 30, 1997. The increase resulted largely from an increase in interest payable on deposit accounts resulting from an increase in the amount of interest-bearing deposits outstanding during the period.

       Shareholders' equity increased $2,872,000, or 15.7%, from December 31, 1996 to $21,157,000 at September 30, 1997 as a result of net earnings for the nine month period of $2,642,000, the exercise of stock options under the Company's Employee Stock Option Plans in the amount of $449,000 and a $31,000 increase in the amount of net unrealized gains on the Company's "Available For Sale" securities portfolio . These increases were partially offset by the declaration of cash dividends and the payment of cash in lieu of fractional shares relating to the Company's recent three-for-two stock split in the amount of $250,000 during the period.

                                  RESULTS OF OPERATIONS

Nine month period ended September 30, 1997 vs. Nine month period ended September 30, 1996

Earnings Review

     The Company's operations for the nine months ended September 30, 1997 resulted in net income of $2,642,000, a 72.6% increase over the $1,531,000 in net income recorded for the comparable 1996 nine month period. The increase in earnings for the 1997 period is largely attributable to a $1,855,000, or 17.1%, increase in the Company's net interest income resulting largely from an increase in interest and fee income generated by a larger loan portfolio in the 1997 period, a $121,000, or 24.7%, increase in service charge income on deposit accounts and a $178,000, or 14.2%, reduction in the provision for loan losses, largely attributable to Quick Credit Corporation.

     Anderson National Bank recorded net earnings of $1,312,000 for the nine month period ended September 30, 1997, a 21.0% increase over the $1,084,000 recorded for the nine month period ended September 30, 1996. The increase in earnings for this subsidiary is largely attributable to an increase in net interest income of $579,000, or 15.7%, resulting primarily from an increase of $1,386,000, or 25.4%, in interest and fee income on a larger loan portfolio in the 1997 period.

     Spartanburg National Bank recorded net earnings of $889,000 for the nine month period ended September 30, 1997, an 11.4% increase over the $798,000 recorded for the nine month period ended September 30, 1996. The increase in earnings for this subsidiary, like that of Anderson National Bank's, resulted from an increase in net interest income of $533,000, or 16.3%. This increase in net interest income is primarily attributable to an increase of $1,248,000, or 22.1%, in interest and fee income on a larger loan portfolio in the 1997 period.

     The Community Bank of Greenville, N.A., which commenced banking operations on April 17, 1996, recorded net earnings of $62,000 for the nine month period ended September 30, 1997 compared to a net loss of $371,000 for the nine month period ended September 30, 1996. Profitable operation of this subsidiary in the 1997 period resulted from a larger base of earning assets, primarily loans, when compared to the 1996 period.

     Quick Credit Corporation recorded net earnings of $543,000 for the nine month period ended September 30, 1997, a 250.3% increase over the $155,000 recorded for the 1996 nine month period. The significant increase in earnings for this subsidiary resulted primarily from a $780,000, or 78.8%, reduction in the provision for loan losses for the 1997 period when compared to the 1996 period.

Interest Income, Interest Expense and Net Interest Income

     Net interest income, the major component of the Company's income, is the amount by which interest and fees on interest earning assets exceeds the interest paid on interest bearing deposits and other interest bearing funds. The Company's net interest income increased $1,855,000, or 17.1%, to $12,710,000 for the nine month period ended September 30, 1997 compared to $10,855,000 for the nine month period ended September 30, 1996. The increase is primarily attributable to an increase in interest and fee income on loans at the Company's bank subsidiaries resulting from an increase in the volume of outstanding loans for the 1997 period when compared to the 1996 period.

     The Company's total interest income increased $4,455,000, or 25.4%, to $22,015,000 for the 1997 period compared to $17,560,000 for the 1996 period. Of the $4,455,000 increase in total interest income, $4,240,000, or 95.2%, is attributable to an increase in loan interest and fee income resulting from a $59,136,000, or 36.2%, increase in the volume of average outstanding loans during the 1997 period. The Company's average outstanding loans for the 1997 period were $222,718,000 compared to $163,582,000 for the 1996 period. The average yield on loans for the nine month period ended September 30,1997 was 12.01% compared to 12.89% for the nine month period ended September 30, 1996.

     Primarily as a result of the impact of The Community Bank of Greenville, N.A. on the Company's consolidated balance sheet, average balances on securities and federal funds sold, collectively, increased by $3,840,000, or 9.7%, in the 1997 period when compared to the 1996 period. Largely as a result of this increase, interest income on these categories of earning assets, collectively, increased by $215,000, or 12.3%.

     Interest expense on deposits increased $2,414,000, or 42.6%, to $8,077,000 for the nine month period ended September 30, 1997 compared to $5,663,000 for the nine month period ended September 30, 1996. The increase is attributable to an increase of $54,724,000, or 34.8%, in the volume of average interest-bearing deposits for the 1997 period when compared to the 1996 period coupled with an increase in the Company's costs of interest-bearing deposits resulting from increases in the rates paid for those deposits in the 1997 period. The weighted average cost of interest bearing deposits for the first nine months of 1997 was 5.08% compared to 4.80% for the first nine months of 1996.

     Interest expense on Securities Sold Under Repurchase Agreements increased slightly in the 1997 period primarily as a result of a small increase in the average volume of outstanding Repurchase Agreements during the 1997 period.

     Interest expense incurred by the Company's bank subsidiaries on average borrowings of $9,594,000 from the Federal Home Loan Bank of Atlanta for the 1997 period amounted to $439,000, a 116.3% increase over the $203,000 incurred in the 1996 period. The increase in interest expense on Federal Home Loan Bank borrowings resulted from an increase in the average amount borrowed during the 1997 period.

     Interest expense on the various categories of other interest-bearing liabilities, which includes Subordinated Debt, Federal Funds Purchased and Other Borrowed Funds, collectively, decreased $54,000, or 8.1%, in the 1997 period when compared to the 1996 period. The decrease in interest expense associated with these other interest-bearing liabilities is largely attributable to a decrease in interest expense incurred by Quick Credit Corporation on a smaller balance of outstanding borrowings in the 1997 period.

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

     While it is the Company's policy to charge off in the current period loans on which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, industry trends and conditions affecting individual borrowers, management's judgment of the allowance is necessarily approximate and imprecise. The Company is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer companies identified by the regulatory agencies.

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

     Management considers the allowance for loan losses adequate to absorb losses on loans outstanding at September 30, 1997 and in the opinion of management, there are no material risks or significant loan concentrations in the present portfolio.

       The allowance for loan losses was $3,503,000 at September 30, 1997 compared to $3,160,000 at September 30, 1996. At September 30, 1997 and September 30, 1996, the allowance for loan losses as a percentage of outstanding loans was 1.48% and 1.54%, respectively. During the nine month period ended September 30, 1997, the Company experienced net charge-offs of $732,000, or 0.33%, of average loans, compared to net charge-offs of $744,000, or 0.45% of average loans for the nine month period ended September 30, 1996. The Company made provisions for loan losses of $1,075,000 during the 1997 nine month period compared to $1,253,000 for the 1996 nine month period, a decrease of 14.2%. The decrease in net charge-offs and resulting decrease in the provision for loan losses for the 1997 period is attributable to improved results at Quick Credit Corporation.

       Anderson National Bank recorded a provision for loan losses of $195,000 in the 1997 period as a result of increases in the volume of its outstanding loans and charge-offs experienced during the period. Anderson National Bank made no provision in the 1996 period. For the nine month period ended September 30, 1997, this subsidiary recorded net charge-offs of $143,000 compared to net recoveries of $23,000 for the 1996 nine month period.

       The Community Bank of Greenville, N.A. recorded a provision for loan losses of $170,000 in the 1997 period compared to $118,000 for the 1996 period as it continued to establish its allowance for loan losses. This subsidiary recorded net charge-offs of $12,000 in the 1997 period.

       Spartanburg National Bank recorded a provision for loan losses of $500,000 for the 1997 period compared to $145,000 for the 1996 period. The increase in the provision made by this subsidiary was a result of loan growth, an increase in the amount of charged-off loans and an increase in the amount of non-accrual loans experienced by this subsidiary during the 1997 period. For the nine month period ended September 30, 1997, this subsidiary recorded net charge-offs of $162,000 compared to net charge-offs of $41,000 for the 1996 comparable period.

       Quick Credit Corporation recorded a provision for loan losses of $210,000 for the nine month period ended September 30, 1997 compared to $990,000 for the 1996 nine month period and to $1,731,000 for all of fiscal 1996. The decrease in this subsidiary's provision for the 1997 period resulted from a decrease in the number and volume of loans charged off, a decrease in the volume of outstanding loans during the 1997 period and a moderate decline in the volume of overdue loans. For the nine month period ended September 30, 1997, this subsidiary recorded net charge offs of $415,000, or 4.53 % of average outstanding loans, compared to net charge offs of $680,000, or 6.91%, of average outstanding loans for the 1996 nine month period and to $1,144,000, or 11.66%, of average outstanding loans for fiscal 1996. Quick Credit

Corporation's customers are generally in the low-to-moderate income group of borrowers. Over the past several years there has been a proliferation of small consumer loan companies and other consumer debt providers competing for pieces of this segment of the consumer debt market. It is not unusual for customers of Quick Credit Corporation simultaneously to have loans outstanding at several small loan companies which results in some customers incurring more debt than they can service. Quick Credit Corporation increased its allowance for loan losses as a percentage of outstanding loans, net of unearned income, from 9.54% at September 30, 1996 to 10.70% at September 30, 1997 as a result of the increase in charge offs experienced during 1996. The increase in charge offs experienced during 1996 resulted from an increase in customers' inability to make scheduled payments and an increase in declarations of bankruptcy.

     At September 30, 1997 the Company had $1,875,000 in non-accrual loans, which are considered impaired, $422,000 in loans past due 90 days or more and still accruing interest and $53,000 in OREO, compared to $414,000, $652,000, and $85,000, respectively at September 30, 1996 and to $437,000, $416,000, and
$85,000, respectively at December 31, 1996. The significant increase in non-accrual loans is primarily attributable to four loans at Spartanburg National Bank totaling $1,385,000. Of these four loans, three loans totaling $808,000 are Small Business Administration loans of which $606,000 is fully guaranteed by the Small Business Administration. At September 30, 1997 and 1996, and December 31, 1996, the Company did not have a material amount of restructured loans.

     In the cases of all non-performing loans, management of the Company has reviewed the carrying value of any underlying collateral. In those cases where the collateral value may be less than the carrying value of the loan the Company has taken specific write downs to the credits, even though such credits may still be performing. Management believes that it has fully provided for potential losses on these loans in its Allowance for Loan Losses and does not have any non-accrual loan which, individually, could materially impact the allowance for loan losses or long term future operating results of the Company.

Other Income

     Total other income for the 1997 period increased $111,000, or 7.4%, over other income recorded for the 1996 period. During the 1997 period the Company experienced a $121,000, or 24.7%, increase in service charge income on deposit accounts as a result of a larger deposit base and increases in fees levied on its existing deposit base. The increase in service charge income on deposit accounts was partially offset by a decline of $28,000 in other service charges, commission and fee income items. The largest two contributors to this decrease were a decline in fee income derived from the sale of alternative investment products and a decrease in mortgage loan fees. During the 1997 period the Company recorded a gain on the sale of equity securities from its available for sale securities portfolio of $38,000, which is included in other income.

Other Expenses

     Total other expenses increased $432,000, or 4.9%, in the 1997 period over the 1996 comparable period. Salaries, wages and benefits ("personnel expense"), the largest category of other operating expenses, increased $356,000, or 7.1%, in the 1997 period over the 1996 period. The increase in personnel expense is attributable to additional staffing for The Community Bank of Greenville, N.A., which commenced operations on April 17, 1996, normal merit and promotional adjustments and increased incentive accruals tied to performance.

     Occupancy expense increased 10.0% in the 1997 period as a result of expenses associated with The Community Bank of Greenville, N.A., which opened for business April 17, 1996 and the opening of a new branch for Spartanburg National Bank, which opened in September of 1996.

     Furniture and equipment expense increased $182,000, or 44.6%, in the 1997 period as a result of additional depreciation expense associated with the Company's wide area network installed during the first quarter of 1997 and additional depreciation expense associated with furniture and equipment for The Community Bank of Greenville and the new branch for Spartanburg National Bank.

     Miscellaneous other operating expenses declined $162,000, or 5.9%, largely as a result of a decrease in the amount of consultant fees incurred in the 1997 period.

Income Taxes

     As a result of increased income before income taxes, the Company incurred income tax expense of $1,425,000 for the nine month period ended September 30, 1997 compared to income tax expense of $824,000 for the nine month period ended September 30, 1996.


Quarter ended September 30, 1997 vs. Quarter ended September 30, 1996

Earnings Review

     The Company's operations for the three months ended September 30, 1997 resulted in net income of $862,000, a 55.9% increase over the $553,000 in net income recorded for the comparable 1996 three month period. The increase in earnings for the 1997 period is primarily attributable to an increase in the Company's net interest income resulting largely from an increase in interest and fee income generated by a larger loan portfolio in the 1997 period.

     Anderson National Bank and Spartanburg National Bank recorded net earnings of $420,000 and $227,000, respectively, for the quarter ended September 30, 1997, compared to $421,000 and $283,000, respectively, for the quarter ended September 30, 1996.

The decrease in earnings for Spartanburg National Bank is attributable to an increase in the provision for loan losses in the 1997 period.

     The Community Bank of Greenville, N.A., which commenced operations on April 17, 1996, recorded net earnings of $61,000 for the quarter ended September 30, 1997 compared to a recorded loss of $158,000 for the quarter ended September 30, 1996.

     Quick Credit Corporation recorded net earnings of $236,000 for the quarter ended September 30, 1997, a 252.3% increase over the $67,000 recorded for the same quarter of 1996. The significant increase in earnings for this subsidiary resulted primarily from a $330,000 reduction in the provision for loan losses for the 1997 quarter when compared to the 1996 quarter.

Interest Income, Interest Expense and Net Interest Income

     The Company's net interest income increased $544,000, or 14.2%, to $4,366,000 for the three month period ended September 30, 1997 compared to $3,822,000 for the three month period ended September 30, 1996. The increase is largely attributable to an increase in interest and fee income on loans at the Company's bank subsidiaries resulting from an increase in the volume of outstanding loans for the 1997 quarter when compared to the 1996 quarter.

     The Company's total interest income increased $1,368,000, or 21.8%, to $7,654,000 for the 1997 quarter compared to $6,286,000 for the 1996 quarter. Of the increase, $1,356,000 is attributable to an increase in loan interest and fee income resulting from a $57,718,000, or 32.6%, increase in the volume of outstanding loans for the 1997 quarter. The Company's average outstanding loans for the 1997 quarter were $234,939,000 compared to $177,221,000 for the 1996 quarter and the average yield on loans for the 1997 quarter was 11.93% compared to 12.76% for the 1996 quarter.

     Primarily as a result of the impact of the Community Bank of Greenville, N.A. on the Company's consolidated balance sheet, average balances on securities increased by $2,221,000, or 6.8%, in the 1997 quarter when compared to the 1996 quarter. Largely as a result of this increase, interest income on the Company's securities portfolios, collectively, increased $52,000, or 12.4%.

     Interest income on Federal funds sold decreased $40,000, or 26.3%, in the 1997 quarter as a result of a decrease in the average amounts sold during the quarter. This source of funds was used to help fund the increase in the Company's loan portfolio during the 1997 period.

     Interest expense on deposits increased $898,000, or 43.8%, to $2,947,000 for the 1997 quarter compared to $2,049,000 for the 1996 quarter. The increase is attributable to increases in the Company's costs of interest-bearing deposits and an increase of $54,802,000, or 32.3%, in the volume of average interest-bearing deposits for the 1997 quarter when compared to the 1996 quarter. The weighted average cost of interest bearing deposits for the quarter ended September 30, 1997 was 5.25% compared to 4.83% for the quarter ended September 30, 1996.

     Interest expense on Securities Sold Under Repurchase Agreements increased slightly in the 1997 quarter compared to the 1996 quarter. Interest expense incurred by the Company's bank subsidiaries on average borrowings of $6,020,000 from the Federal Home Loan Bank of Atlanta for the 1997 quarter amounted to
$78,000,  a $70,000,  or 41.0%  decrease from the $119,000  incurred in the 1996 quarter.  The decrease in interest  expense on Federal Home Loan Bank borrowings resulted from a decrease in the amount borrowed during the 1997 quarter. Interest expense on the various categories of other interest-bearing liabilities, which includes Subordinated Debt, Federal Funds Purchased and Other Borrowed Funds, collectively, decreased slightly in the 1997 quarter when compared to the 1996 quarter.

Provision and Allowance for Loan Losses, Loan Loss Experience

     The provision for loan losses was $505,000 for the quarter ended September 30, 1997, a $37,000, or 7.9%, increase from the $468,000 provision made for the quarter ended September 30, 1996. The increase for the 1997 period is the result of increases in the provision made by the Company's bank subsidiaries during the 1997 quarter. For the quarter ended September 30, 1997, the Company recorded net loan charge-offs of $448,000, or 0.20%, of average outstanding loans compared to $263,000, or 0.15%, of average outstanding loans for the 1996 quarter.

     Quick Credit Corporation recorded a provision for loan losses of $15,000 for the quarter ended September 30, 1997 compared to $334,000 for the 1996 quarter and to $1,731,000 for fiscal 1996. The decrease in this subsidiary's provision for the 1997 period resulted from a decrease in the number and volume of loans charged off, a decrease in the volume of outstanding loans during the 1997 period and a moderate decline in the volume of overdue loans. For the quarter ended September 30, 1997, this subsidiary recorded net charge offs of $116,000, or 1.28% of average outstanding loans, compared to net charge offs of $210,000, or 2.19%, of average outstanding loans for the 1996 quarter and to $1,144,000, or 11.66%, of average outstanding loans for fiscal 1996.

     Anderson National Bank recorded a provision for loan losses of $100,000 for the quarter ended September 30, 1997 and made no provision in the 1996 quarter. For the quarter ended September 30, 1997, this subsidiary recorded net charge-offs of $222,000 compared to net charge-offs of $38,000 for the 1996 quarter.

     Spartanburg National Bank recorded a provision for loan losses of $330,000 for the quarter ended September 30, 1997 compared to $50,000 for the 1996 quarter. The increase in the provision made by this subsidiary was primarily the result of loan growth experienced by this subsidiary during the 1997 period coupled with Page 19 a decrease in the likelihood of full collection on its portfolio of non-accrual loans. For the quarter ended September 30, 1997, this subsidiary recorded net charge-offs of $98,000 compared to net charge-offs of $15,000 for the 1996 quarter.

     The Community Bank of Greenville, N.A. recorded a provision for loan losses of $60,000 in the 1997 quarter compared to $73,000 for the 1996 quarter as it continued to establish its allowance for loan losses. This subsidiary experienced loan losses of $12,000 in the 1997 quarter.

Other Income

     Total other income for the 1997 quarter increased $86,000, or 17.5%, over total other income recorded for the 1996 quarter. During the 1997 quarter the Company experienced a $43,000, or 25.8% increase in service charge income on deposit accounts as a result of a larger deposit base and increases in fees levied on its existing deposit base. During the 1997 quarter the Company also experienced an increase in other service charges, commissions and fee income of $39,000, or 16.7%, primarily as a result of an increase in fees associated with the Company's mortgage lending activities and an increase in fees associated with the Company's merchant discount program for credit cards.

Other Expenses

     Total other expenses recorded in the 1997 quarter increased $145,000, or 4.9%. Salaries, wages and benefits ("personnel expense"), the largest category of other operating expenses, increased $149,000, or 9.1%, in the 1997 quarter when compared to the 1996 quarter. The increase in personnel expense is largely attributable to normal merit and promotional adjustments, increased incentive accruals tied to performance and additional staffing required for two new Quick Credit offices opened during the 1997 quarter.

     Occupancy expense and furniture and equipment expenses, collectively, increased $69,000, or 19.6%, in the 1997 quarter largely as a result of expenses associated with a new branch facility for Spartanburg National Bank which opened during the third quarter of 1996 and additional depreciation expense associated with the Company's wide area network.

     Other operating expenses, the second largest category of other expenses, decreased $73,000, or 7.5%, in the 1997 quarter. The decrease resulted primarily from a decrease in consultant fees paid in the 1997 quarter and a decrease in expenses, primarily advertising and supplies, in the 1997 quarter when compared to the 1996.

Income Taxes

     As a result of increased income before income taxes, the Company incurred income tax expense of $456,000 for the quarter ended September 30, 1997 compared to income tax expense of $317,000 for the quarter ended September 30, 1996.


LIQUIDITY

     Liquidity management involves meeting the cash flow requirements of the Company. The Company's liquidity position is primarily dependent upon its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and upon the liquidity of its assets. The Company's primary liquidity sources include cash and due from banks, federal funds sold and "securities available for sale". In addition, the Company (through Anderson National Bank, Spartanburg National Bank and The Community Bank of Greenville, N.A.) has the ability, on a short-term basis, to borrow funds from the Federal Reserve System and to purchase federal funds from other financial institutions. Spartanburg National Bank, Anderson National Bank and The Community Bank of Greenville, N.A. are also members of the Federal Home Loan Bank System and have the ability to borrow both short and longer term funds on a secured basis. At September 30, 1997 Anderson National Bank had $200,000 in long-term advances from the Federal Home Loan Bank of Atlanta and $2,000,000 in short term advances. At September 30, 1997 Spartanburg National Bank had $550,000 in long-term advances from the Federal Home Loan Bank of Atlanta. Both Anderson National Bank and Spartanburg National Bank have lines of credit established with the Federal Home Loan Bank of Atlanta in excess of their existing balances at September 30, 1997.

     First United Bancorporation, the parent holding company, has limited liquidity needs. First United requires liquidity to pay limited operating expenses and dividends, and to service its debt. In addition, First United has two lines of credit with third party lenders totaling $6,100,000, of which $900,000 was available at September 30, 1997. One of these lines is a $6,000,000 line of credit with an unaffiliated third party lender to be used for general corporate purposes and allows for interest to be paid on a quarterly basis for a period of up to five years if certain criteria are met. At the end of five years, or sooner if the Company desires, the line of credit can be converted to a term loan with quarterly interest payments and annual principal reductions required over a period of five years. The line of credit bears interest at a variable rate. Further sources of liquidity for First United include management fees which are paid by all of its subsidiaries and dividends from its subsidiaries.

       At September 30, 1997, the Company's consumer finance subsidiary, Quick Credit Corporation, had debt outstanding of $900,000 in the form of subordinated debt and $4,200,000 outstanding under an $18,000,000 line of credit secured by Quick Credit Corporations's loans receivable with a third party lender.

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

     For bank holding companies with total assets of more than $150 million, such as the Company, capital adequacy is generally evaluated based upon the capital of its banking subsidiaries. Generally, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") expects bank holding companies to operate above minimum capital levels. The Office of the Comptroller of the Currency ("Comptroller") regulations establish the minimum leverage capital ratio requirement for national banks at 3% in the case of a national bank that has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other national banks are expected to maintain a ratio of at least 1% to 2% above the stated minimum. Furthermore, the Comptroller reserves the right to require higher capital ratios in individual banks on a case by case basis when, in its judgment, additional capital is warranted by a deterioration of financial condition or when high levels of risk otherwise exist. The Company's subsidiary banks have not been notified that they must maintain capital levels above regulatory minimums. The Company's leverage capital ratio was 7.09 and 6.72% at September 30, 1997 and December 31, 1996, respectively. The leverage capital ratios for Anderson National Bank, Spartanburg National Bank and The Community Bank of Greenville, N.A. were 7.65%,7.45% and 8.26%, respectively at September 30, 1997, compared to 7.25%, 6.74% and 10.45%, respectively, at December 31, 1996. The decline in The
Community Bank of Greenville's leverage ratio is a result of asset growth experienced during the period ended September 30, 1997.

     The Federal Reserve Board has adopted a risk-based capital rule which requires bank holding companies to have qualifying capital to risk-weighted assets of at least 8.00%, with at least 4% being "Tier 1" capital. Tier 1 capital consists principally of common stockholders' equity, noncumulative preferred stock, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets. "Tier 2" (or supplementary) capital consist of general loan loss reserves (subject to certain limitations), certain types of preferred stock and subordinated debt, and certain hybrid capital instruments and other debt securities such as equity commitment notes. A bank holding company's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital components, provided that the maximum amount of Tier 2 capital that may be treated as qualifying capital is limited to 100% of Tier 1 capital. The Comptroller imposes a similar standard on national banks. The regulatory agencies expect national banks and bank holding companies to operate above minimum risk-based capital levels. The Company's risk-based capital ratio was 10.35% and its Tier 1 capital to risk weighted assets ratio was 9.02% at September

30, 1997, compared to 10.30% and 8.92%, respectively, at December 31, 1996. The risk-based capital ratios for Anderson National Bank, Spartanburg National Bank and The Community Bank of Greenville, N.A. were 10.49%, 10.88% and 12.42%, respectively, at September 30, 1997 compared to 10.35%, 9.99% and 18.76%, respectively, at December 31, 1996. Their Tier 1 capital to risk weighted assets ratios were 9.55%, 9.63% and 11.42%, respectively, at September 30, 1997 compared to 9.34%, 8.90% and 17.88%, respectively, at December 31, 1996. The decline in The Community Bank of Greenville, N.A.'s risk-based capital ratio and its Tier 1 capital to risk weighted assets ratio was a result of asset growth experienced during the period ended September 30, 1997.

     The Company opened its new bank subsidiary, The Community Bank of Greenville, N. A., in the city of Greenville, South Carolina on April 17, 1996. The Company capitalized this new bank subsidiary with $4.5 million of capital acquired from proceeds available to the Company under a line of credit with an unaffiliated third-party lender which had committed to lend the Company up to $6 million. In June of 1997, the Company injected $500,000 of additional capital into Spartanburg National Bank to facilitate continued asset growth at this subsidiary.


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


FORWARD LOOKING INFORMATION

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

          None

Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports on Form 8-K.

              (a)    Exhibits

                     Exhibit 3.1 - Articles of Incorporation of the Registrant, as amended.

                     Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                FIRST UNITED BANCORPORATION

                                                s/Mason Y. Garrett
Dated: November 4, 1997                         ----------------------------
                                                Mason Y. Garrett, President
                                                and Chief Executive Officer

                                                s/William B. West
                                                ----------------------------
                                                William B. West, Sr. Vice
                                                President and Chief Financial
                                                and Accounting Officer

                                  Exhibit Index


Exhibit 3.1 -        Articles of Incorporation of the Registrant, as amended.

Exhibit 27 -         Financial Data Schedule